Form 10QSB
period 2005-09-30
EXECUTE SPORTS INC
filed 2005-11-08
CIK 1330292

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended September 30, 2005.

( ) Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Transition Period From ______________To_________________

                        Commission File Number 333-125868


                              Execute Sports, Inc.
              ----------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


                   Nevada                                  30-0038070
       ------------------------------                   -----------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

                         1284 Puerta Del Sol, Suite 150
                             San Clemente, CA 92673
                                 (949) 498-5990
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of October 13, 2005 was 15,644,931.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Item 1.     Financial Statements

Balance Sheet as of September 30, 2005 (Unaudited).......................     1

Statements of Operations and accumulated deficit for the three
and nine months ended September 30, 2005 and 2004(unaudited).............     2

Statements of Stockholders Equity for the nine months
Ended September 30, 2005 (unaudited).....................................     3

Statements of Cash Flows for the three and nine months
ended September 30, 2005 and 2004 (unaudited)............................     4

Notes To Financial Statements (Unaudited) ...............................     5

Item 2.     Management's Discussion and Analysis ........................     15

Item 3.     Controls and Procedures......................................     26

                           Part II - Other Information


Item 4.     Exhibits and Reports on Form 8-K ............................     27

Item 5.     Signatures ..................................................     27

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Balance Sheet
September 30, 2005
(Unaudited)
================================================================================

                                                                                     September 30,
                                                                                          2005
                                                                                      -----------
ASSETS
CURRENT ASSETS
         Cash                                                                         $        --
         Accounts receivable, net (Note B)                                                144,694
         Inventory (Note C)                                                               198,501
         Prepaid expenses (Note D)                                                        461,590
         Prepaid expense-related party (Note D)                                            70,240
         Loans receivable (Note E)                                                        199,478

                                                                                      -----------
              TOTAL CURRENT ASSETS                                                      1,074,503

Fixed assets (Note F)
         Cost                                                                              35,443
         Accumulated Depreciation                                                         (21,662)
                                                                                      -----------
         Net                                                                               13,781

Deposits                                                                                    3,560
                                                                                      -----------

              TOTAL ASSETS                                                            $ 1,091,844
                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Bank overdradt                                                          $     6,602
              Accounts payable and accrued expenses (Note G)                              427,935
              Secured borrowings (Note B)                                                  33,454
              Notes Payable (Note H)                                                      462,258
              Related party notes payable (Note H)                                         98,992

                                                                                      -----------
              TOTAL CURRENT LIABILITIES                                                 1,029,241

COMMITMENT (Note I)                                                                            --

STOCKHOLDERS' EQUITY (Note J)

              Common stock, par value $.001, 75,000,000 shares authorized
                authorized; issued and outstanding 15,644,931 at September 30, 2005        15,645

              Additional paid-in capital                                                3,885,457
              Retained earnings (Deficit)                                              (3,838,499)
                                                                                      -----------

              TOTAL STOCKHOLDERS' EQUITY                                                   62,603
                                                                                      -----------

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                                  $ 1,091,844
                                                                                      ===========

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Statements of Operations
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
================================================================================

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                   -------------------------------       -------------------------------
                                                       2005                2004              2005               2004
                                                   ------------       ------------       ------------       ------------
REVENUES
         Sales                                     $     96,211       $     41,093       $  1,355,104       $  1,158,610
         Cost of sales                                   44,819             70,329            925,049            807,551
                                                   ------------       ------------       ------------       ------------
              Gross profit                               51,392            (29,236)           430,055            351,059

EXPENSES
         General and administrative expenses            344,760             89,626          3,074,481            236,570
         Selling and advertising                         39,531             90,909            148,803            213,629
         Depreciation expense                             1,488              2,264              4,465              5,394
                                                   ------------       ------------       ------------       ------------
              Total expense                             385,779            182,799          3,227,749            455,593

              Income (loss) from operations            (334,387)          (212,035)        (2,797,694)          (104,534)

OTHER INCOME AND EXPENSES
         Interest income                                     --                 --                 --                 --
         Interest expense                                 5,620             27,204             61,296             86,156
                                                   ------------       ------------       ------------       ------------
              Total other income and expenses            (5,620)           (27,204)           (61,296)           (86,156)


         NET INCOME (LOSS)                         $   (340,007)      $   (239,239)      $ (2,858,990)      $   (190,690)
                                                   ============       ============       ============       ============

         Weighted average shares outstanding         15,644,931                 --         10,347,308                 --
                                                   ============       ============       ============       ============

         Earnings per share                        $     (0.022)                         $     (0.276)
                                                   ============       ============       ============       ============

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Statements of Stockholders' Equity
Nine Months Ended September 30, 2005
(Unaudited)
================================================================================

                                                           Common Stock
                                             ----------------------------------------   Additional       Retained         Total
                                               Number of                    Payable/      Paid-in        Earnings      Stockholders'
                                                Shares        Amount      Subscribed      Capital        (Deficit)        Equity
                                             ------------  ------------  ------------   ------------   ------------    ------------
December 31, 2002                                      --  $         --  $         --   $         --   $   (150,165)   $   (150,165)

      Net loss                                                                                             (288,854)       (288,854)
                                             ------------  ------------  ------------   ------------   ------------    ------------
December 31, 2003                                      --  $         --  $         --   $         --   $   (439,019)   $   (439,019)

      Shares subscribed
           (278,000 shares, $0.25 per share)                                   69,500                                        69,500
      Shares payable for services
          (400,000 shares, $0.25 per share)                                   100,000                                       100,000
      Net loss                                                                                             (540,490)       (540,490)
                                             ------------  ------------  ------------   ------------   ------------    ------------
December 31, 2004                                      --  $         --  $    169,500   $         --   $   (979,509)   $   (810,009)

      Shares subscriptions receivable                                                   $    (10,130)                       (10,130)
      Shares subscribed for cash                2,918,000         2,918       (69,500)       726,582                        660,000
      Shares payable for services              12,310,000        12,310      (100,000)     3,065,190                      2,977,500
      Shares payable for accrued interest         416,931        417.00                      103,815                        104,232
      Net loss                                                                                           (2,858,990)     (2,858,990)
                                             ------------  ------------  ------------   ------------   ------------    ------------
September 30, 2005                             15,644,931  $     15,645  $         --   $  3,885,457   $ (3,838,499)   $     62,603
                                             ============  ============  ============   ============   ============    ============

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Statements of Cash Flows
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
================================================================================

                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                         -----------------------------       -----------------------------
                                                            2005              2004               2005              2004
                                                         -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $  (340,007)      $  (239,239)      $(2,858,990)      $  (190,690)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                          1,488             2,264             4,465             5,394
         Common stock payable for services                   164,116                --         3,141,616                --
         Common stock payable for accrued interest                --                --           104,232                --
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES:
     (Increase) decrease in current assets:
         Accounts receivable                                 319,960           178,037           (36,986)           60,622
         Inventory                                           (24,788)           15,859           (86,760)          (33,586)
         Prepaid expenses                                    (11,500)           (6,740)         (574,439)          (30,740)
     Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                67,232           (78,736)          (30,482)           34,261

                                                         -----------       -----------       -----------       -----------
         NET CASH USED FOR OPERATING ACTIVITIES              176,501          (128,555)         (337,344)         (154,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Loan proceeds to unaffiliated company               (76,940)               --          (199,478)               --
         Acquisition of furniture and equipment                   --            (5,646)               --            (6,406)
                                                         -----------       -----------       -----------       -----------
         NET CASH USED FOR INVESTING ACTIVITIES              (76,940)           (5,646)         (199,478)           (6,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Common stock subscribed                            (670,929)           29,750          (109,499)           29,750
         Issuance of common stock                            719,370                --           719,370                --
         Proceeds from notes payable                              --                --            16,000                --
         Repayment of notes payable                               --                --           (52,542)               --
         Repayment of related party notes payable            (11,500)         (103,176)          (28,008)         (103,176)
         Proceeds from related party notes payable            11,000           185,000            11,000           204,104
         Secured borrowings                                 (206,164)            9,746           (31,254)            9,746

                                                         -----------       -----------       -----------       -----------
         NET CASH PROVIDED  BY FINANCING ACTIVITIES         (158,223)          121,320           525,067           140,424

NET INCREASE (DECREASE) IN CASH                              (58,662)          (12,881)          (11,755)          (20,721)

CASH, beginning of period                                     52,060            32,404             5,153            40,244
                                                         -----------       -----------       -----------       -----------

CASH (OVERDRAFT), end of period                          $    (6,602)      $    19,523       $    (6,602)      $    19,523
                                                         ===========       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE:

     Taxes paid                                          $     1,050       $        --       $     1,050       $     1,050
     Interest paid                                       $     1,096       $    27,204       $    21,543       $    67,195

Other non-cash investing and financing activities:
     Shares issued for services                          $   164,116       $        --       $ 3,141,616       $        --
     Shares issued for accrued interest                  $        --       $        --       $   104,232       $        --

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Execute Sports, Inc. (formerly Padova International U.S.A., Inc.) (the Company) markets and sells water sports clothing and apparel and motorcycle accessories. The Company was certified as incorporated in the State of Nevada officially on March 13, 2002 and filed the Articles of Incorporation on January 30, 2002.

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and item 301(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements for the Company as of December 31, 2004 and for the two years then ended, including notes thereto.

Summary of Significant Accounting Principles

Basis of Presentation

The financial statements include the accounts of Execute Sports, Inc. (formerly Padova International U.S.A., Inc.) under the accrual basis of accounting.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

Accounts receivable

The Company has entered into a factoring agreement with JD Factors. In the agreement JD Factors will provide account receivable financing and factoring to the Company. JD Factors will purchase from the Company the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts receivable of the Company.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average costing method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is provided using the 200% declining balance method. It is calculated over recovery periods as prescribed by management that range from 5 years for equipment to 7 years for furniture.

Long-lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Revenue recognition policy

Revenue from the sale of water sports clothing and apparel, and motorcycle accessories are recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the shipment to the customer.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the three months ended September 30, 2005 and 2004 the Company incurred approximately $10,431 and $35,279 in advertising expenses, respectively.

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

Comprehensive loss

The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Income taxes

On November 1, 2004, the Company legally amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to that the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change the Company began recognizing the full valuation for deferred tax assets (See Note K).

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

Impact of accounting standards

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SF AS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SF AS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SF AS 154 will have on its consolidated results of operations and financial condition but does not expect SF AS 154 to have a material impact.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended September 30, 2005, two customers individually accounted for approximately 29% of sales (12% and 17%). Three customers represented approximately 67% (40%, 16% and 11%) of accounts receivable at September 30, 2005.

For the three months ended September 30, 2004, three customers individually accounted for approximately 66% of sales (37%, 18% and 11%). Two customers represented approximately 68% (42%, and 26%) of accounts receivable at September 30, 2004.

For the three months ended September 30, 2005 and 2004, approximately 0% and 79%, respectively, of the Company's net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three months ended September 30, 2005 and 2004, the Company's two largest suppliers accounted for 100% of product purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2005 and 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor ("Factor") subsequent to terminating our factoring agreement with Benefactor Funding Corp. in August 2005. The Factor purchases certain customer accounts receivable on a non recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the company for specific invoices. The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all Company assets.

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of September 30, 2005, the balance due to the Factor was $33,454, collateralized by the factored receivables of $41,818

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

The accounts receivable balance as of September 30, 2005 is reported net of an allowance for doubtful accounts of $4,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at September 30, 2005 and 2004.

                                   2005           2004
                                ----------    ----------
            Finished goods      $  198,501    $  326,224
                                ==========    ==========



NOTE D - PREPAID EXPENSES

Prepaid expenses as of September 30, 2005 consists of $461,590 related to professional services (see Note J) paid with the Company's common stock and $70,240 of salary advances to the company President and Vice-President.

NOTE E - LOANS RECEIVABLE

During the quarter ended September 30, 2005, the Company made strategic loans totaling $76,940 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The total loans outstanding to the unaffiliated company is $199,478

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and 2004 consist of the following:

                                                     2005             2004
                                                 ----------       ----------
            Computer and office equipment        $   24,700       $   24,700
            Furniture and fixtures                    2,281            2,281
            Machinery and equipment                   8,462            8,462
                                                 ----------       ----------
                                                 $   35,443       $   29,797
            Less:  Accumulated Depreciation         (21,662)         (14,662)
                                                 ----------       ----------
                                                 $   13,781       $   17,399
                                                 ==========       ==========

Depreciation expense for the three months ended September 30, 2005 and 2004 was $1,488 and $2,264, respectively.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2005 and 2004 consist of the following:

                                                    2005             2004
                                                 ----------       ----------
            Payables to vendors                     418,254          330,894
            Accrued taxes                             1,246              505
            Accrued interest payable (Note J)         8,435               --
                                                 ----------       ----------
                                                    427,935          331,399
                                                 ==========       ==========

NOTE H - NOTES PAYABLE

Notes payable at September 30, 2005 and 2004, are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                       2005         2004
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ron and Dori Arko, bearing interest at 1.5% per month              $ 25,000
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per month                  27,292
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Myrwood and Coral Guy, bearing interest at 2% per month              89,992
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ty Guy, bearing interest at 2% per month                             79,991
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to John Helms, bearing interest at 2% per month                        199,991
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per month               39,992
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    $462,258      $     --
---------------------------------------------------------------------------------------------------------------------------

Related party Notes payable at September 30, 2005 and 2004, are as follows:

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                                       2005        2004
---------------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Donald A. Dallape, President, bearing interest at 2% per month
due every 30 days                                                                                                $324,882
---------------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Scott Swendener, Vice-President, bearing interest at 2% per month
due every 30 days                                                                                                 365,808
---------------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per month                    89,992
---------------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Geno Apicella, Vice-President, non-interst bearing                           9,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 98,992     $690,690
---------------------------------------------------------------------------------------------------------------------------

During 2004, the notes payable to the two officers of the Company were replaced by notes payable to outside individuals. A note payable to the Company Vice-President was issued in February 2005.

NOTE I - COMMITMENT

During the three months ended September 30, 2005, the Company leased office and warehouse space at a rate of $6,806 per month with lease terms extending through April 30, 2006. Future lease payments under this operating lease are as follows:

                                    Approximate                                                  Monthly       Total
         Location                    Square Feet         Current Lease Term                       Rent       Commitment
------------------------------------------------------------------------------------------------------------------------

1284 Puerta Del Sol Suite 150         8,883      January 1, 2005 through December 31, 2005      $  6,806      $ 20,418
1284 Puerta Del Sol Suite 150         8,883      January 1, 2006 through April 30, 2006         $  7,216      $ 86,592
                                                                                                              --------
Total Future Commitments                                                                                      $107,010
                                                                                                              ========

The Company incurred $20,418 and $19,188 in rent expense during the three months ended September 30, 2005 and 2004, respectively.

NOTE J - STOCKHOLDERS' EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock which represents the fair market value of the stock as of that date. The contract term is 24 months. For the year ended December 31, 2004, the company recognized $18,493 of expense in connection with this contract with the remaining balance of $81,507 accounted for as prepaid expense. During the three and nine months ended September 30, 2005, the Company recognized expense of $12,603 and $37,397, respectively.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

On January 2, 2005, the Company agreed to pay their SEC attorney 100,000 shares of common stock valued at $25,000 which represents the fair market value of the stock as of that date for services rendered during the quarter ended March 31, 2005. We expensed the full value of the common stock during the quarter ended March 31, 2005.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three and nine months ended September 30, 2005, the company recognized expense of $7,877 and $18,236, respectively, with the balance of $44,264 accounted for as prepaid expense.

On September 9, 2004, the Company commenced a limited Private Placement Memorandum (PPM) to raise up to $1,750,000 through the sale of the Company's common stock at a price of $0.25 per share. During the year ended December 31, 2004, the Company received $69,500 in exchange for 278,000 shares of common stock. Also in connection with the PPM, during the period January 1, 2005 to September 30, 2005 the Company received $649,870 in cash and $10,130 in commitments in exchange for 2,640,000 shares of common stock. In total, the PPM will result in the issuance of 2,918,000 shares of common stock.

As of February 28, 2005, all of the notes payable outstanding at December 31, 2004, totaling $614,800, were cancelled and new notes payable were issued accruing interest at 2% per annum until February 28, 2006. At that time, the remaining outstanding principal balance and all interest accrued but unpaid can be paid with the Company's common stock at a conversion price of $0.25 per share for every dollar of interest owed to the note holder. All interest accrued but unpaid as of February 28, 2005 was converted to the Company's common stock at the conversion price of $0.25 per share for every dollar of interest owed to the note holder representing an addition to stockholders' equity of approximately $104,232 and 416,928 shares of common stock.

In April 2005 the Company agreed to issue 8,500,000 shares of its common stock to its founding members and key employees for value received of $2,125,000, or $0.25 per share. The company also agreed to issue 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share and included in prepaid expenses.

The Company did not issue any stock for the years ending December 31, 2003, 2004 or the six month period ending June 30, 2005. From July 22, 2005 through August 9, 2005, the Company issued 15,644,931 shares of common stock related to the items above. Our earnings per share calculation in the Statement of Operations is on an "if-issued" basis and reflects the weighted average common stock that would have been outstanding had all shares that were purchased for cash and all shares that would be issued for services had been issued on the date of purchase or contract date for services.

NOTE K - NET OPERATING LOSS CARRY FORWARD

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2004 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

                     United States Corporation Income Taxes
--------------------------------------------------------------------------------
     Period of Loss                          Amount             Expiration Date
--------------------------------------------------------------------------------
   December 31, 2004                        $420,935           December 31, 2024
--------------------------------------------------------------------------------
Prior to November 2004 the Company was organized as an S-Corporation and all losses were distributed and recognized through the tax returns of the owners.

The loss for the nine months ended September 30, 2005 was $2,858,990. As of September 30, 2005 a valuation allowance for the full amount of the net deferred tax asset has been recognized over the periods for $1,311,970, based on an anticipated tax rate of 40%.

NOTE L - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors give raise substantial doubt about its ability to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding form new investors to alleviate the Company's working capital deficiency, and 2) implement a plan to generate additional sales. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE M - SUBSEQUENT EVENTS

On October 26, 2005, the Company began offering stock pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on October 11, 2005 (the "Offering"). Pursuant to the terms of the Offering, the Company is offering to certain investors up to 3,571,428 shares of the Company's common stock for consideration of $0.35 per share. As of October 31, 2005, the Company has received $155,050 in proceeds.

On October 28, 2005, the Company loaned an unaffiliated Company $40,313 at an annual interest rate of 2%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company's discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business.

Inventories

Inventories are valued at the lower of cost or market and primarily consist of wetsuits, sticker kits and related accessories. Cost is determined using the average cost method. The inventory balance reflects management's estimate of net realizable value. Management performs periodic assessments based on our understanding of market conditions and forecasts of future product demand to determine the existence of obsolete, slow moving and non-salable inventories, and records the necessary adjustment at the time of assessment directly to the statement of operations to reduce such inventories to their net realizable value. If the actual amount of obsolete inventory significantly exceeds the inventory balance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

Revenue recognition

The Company recognizes revenue when the product is shipped. At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured. Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms. Additionally, an estimate of product returns are recorded when revenue is recognized. Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through. If actual sales returns significantly exceed the recorded estimated expense, the Company's sales would be adversely affected.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer's financial condition and current economic conditions. If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected. Based on management's assessment, the Company provides for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral.

Product Warranty

The Company's Motocross Graphic and Seatcover replacement kits are sold under warranty against defects in material and workmanship for a period of thirty days with the exception of Watersports products which carry a ninety day warranty. Warranty costs are charged against sales in the period products are sold as a reduction in the selling price. Historically, warranty costs have been less than 1% of sales. In estimating its warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product. If the actual amount of warranty claims significantly exceeds the estimated expense, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

Income taxes

On November 1, 2004, the Company legally amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to that the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years.

Overview

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales for the three months ended September 30, 2005 and 2004 were $96,211 and $41,093, respectively, representing a $55,118, or 134% increase. Net Sales for the nine months ended September 30, 2005 and 2004 were $1,355,104 and $1,158,610, respectively, representing a $196,494, or 17% increase in net sales from the same period last year. The three and nine month year-over-year increase is largely the result of adding distribution for our motorcycle products in Sweden and Australia and adding distribution for our water sports products in Japan.

Gross margin for the three months ended September 30, 2005 and 2004 was 53% and -71%, respectively. Gross margin for the nine months ended September 30, 2005 and 2004 was 32% and 30%, respectively. The gross margin for the three months ended September 30, 2004 was negative due to the Company building product based on overestimated distributor orders leaving the company with obsolete inventory in addition to a private label buyer not honoring their purchase order. The inventory was either scrapped or sold at a deep discount. The increase in gross margin for the three and nine months ended September 30, 2005 was a result of the Company's building to order rather than distributor estimates and improving the credit function within the business.

Selling, General and Administrative expenses for the three months ended September 30, 2005 and 2004 was $385,279 and $182,799, respectively, representing a $202,980, or 111% increase. Selling, General and Administrative expenses for the nine months ended September 30, 2005 and 2004 was $3,227,749 and $455,592, respectively, representing a $2,772,157, or 608% increase in Selling, General and Administrative expenses from the same period last year. The three and nine month year-over-year increase was the result of an increase in stock based compensation for professional services, founders and key employees. In addition, SG&A increased to support increasing demand for the Company's products as well as entrance into new product lines.

Net loss for the three months ended September 30, 2005 and 2004 was $340,007 and $239,239, respectively, representing a $100,769, or 42% increase in the net loss from the same period last year. The three month year-over-year increase in net loss is due primarily to the Company recognizing $164 thousand in stock compensation expense related to professional services offset by $81 thousand in higher gross margin.

Net loss for the nine months ended September 30, 2005 and 2004 was $2,858,990 and $190,690, respectively, representing a $2,668,300, or 1,399% increase in the net loss from the same period last year. The nine month year-over-year increase in the net loss was primarily the result of an increase in stock based compensation for professional services.

Financial Condition

From inception to September 30, 2005, we incurred an accumulated deficit of $3,838,499, and we expect to incur additional losses through the year ending December 31, 2005 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended September 30, 2005, we had a net decrease in cash of $58,662. Total cash resources as of September 30, 2005 were a deficit of $6,602 compared with $52,060 at June 30, 2005.

Our available working capital and capital requirements will depend on numerous factors, including progress in our distribution and sales of our products, the timing and cost of expanding into new markets, the cost of developing new products, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees, our management of inventory and our need to purchase additional capital equipment.

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. During the first nine months of 2005 and the latter half of 2004, the Company's cost control strategies focused on managing general and administrative expenses through keeping headcount growth to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships

While we believe that proceeds from the current offering will provide the Company with sufficient funds to develop and commercialize its existing products into existing distribution channels, we may need to raise additional capital if demand for our products requires stronger production and inventory commitments. In addition, if we decide to increase product lines our existing cash flow might be insufficient and we may likely need to seek additional capital to do so. In the event that we do need to seek additional capital, we will attempt to raise additional funds through equity financing. However, if equity financing is not available, we may have to incur debt through debt financing.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

In September, 2004 we commenced a private placement to sell up to 7,000,000 shares at a per share cost of $.25. We closed the financing on May 27, 2005 accepting no further subscription agreements pursuant to the September 2004 private placement offering, and have received proceeds of $729,500 in connection with the financing.

Risk Factors

Risks Related To Our Business:

We have historically incurred losses and may continue to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

In the review of our financial statements, our auditors, Bedinger & Company, have questioned our ability to continue as a going concern (see page F-1 of our Initial Registration Statement declared effective by the Securities and Exchange Commission on October 11, 2005). This is based on our Company's history of reported losses. We have a history of losses. We had a net loss of $540,490 for the fiscal year ended December 31, 2004 and a net loss of $288,854 for the fiscal year ended December 31, 2003.

Net loss for the three months ended September 30, 2005 and 2004 was $340,007 and $239,239, respectively, representing a $100,769, or 42% increase in the net loss from the same period last year. The three month year-over-year increase in net loss is due primarily to the Company recognizing $164 thousand in stock compensation expense related to professional services offset by $81 thousand in higher gross margin.

Net loss for the nine months ended September 30, 2005 and 2004 was $2,858,990 and $190,690, respectively, representing a $2,668,300, or 1,399% increase in the net loss from the same period last year. The nine month year-over-year increase in the net loss was primarily the result of an increase in stock based compensation for professional services.

The report accompanying our third quarter of 2005, as well as fiscal year ended 2004 and 2003 financial statements by our independent registered public accounting firm states that our operating results, working capital deficit, net capital deficit and limited available financing sources raise substantial doubt about our ability to continue as a going concern. We may never achieve sustained profitability.

We expect to significantly increase our operating expenses by expanding our marketing operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. In addition, if we are unable to manage a significant increase in operating expenses, our liquidity will likely decrease and negatively impact our cash flow and ability to sustain operations. In turn, this would have a negative impact on our financial condition and share price.

We also expect that our operating expenses will significantly increase as a result of becoming a public company following this offering. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

Our business is subject to "seasonal" or "cyclical" factors.

There is a cyclical component of our waters sports business wherein we receive a relatively larger portion of revenue because our water sports customers submit the majority of their purchase orders for product in the months of September through November for the coming sales year and are shipped in January through May. The majority of our water sports business is driven by the wakeboarding/waterski industry, which historically is the most active in the spring and summer months. We anticipate this cyclical aspect of our water sports business to continue for the foreseeable future but can make no assurances that will be the case.

Our industry is highly competitive and we may not be able to compete effectively, which could reduce demand for our services.

The power sports market is intensely competitive. Our current primary competitors for motocross graphics include One Industries Graphics, Factory Effex, NStyle, and our primary competitors for wetsuits includes O'neil, Rip Curl and Quicksilver. The market for the Company's products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the business. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

Our Success is Tied to Dependence on Key Personnel.

The Company's success depends to a significant extent upon efforts and abilities of its key personnel, including Don Dallape, Chief Executive Officer and Scott Swendener, President, as well as other key creative and strategic marketing personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon the Company's business, operating results and financial condition. If the Company is not able to efficiently replace its key personnel with qualified individuals, its business and operational activities could suffer. In turn, if the Company's operational activities decline, its financial performance and overall financial condition will also suffer. This would have an adverse affect on our share price. No assurances can be given that a replacement for Mr. Dallape or Mr. Swendener could be located if their services were no longer available. At present, we do not have key man insurance for either Mr. Dallape or Mr. Swendener.

We Are a High Risk Early Stage Company.

The Company is a high-risk early stage company with limited operating history in a competitive industry. In addition, the Company's limited operating history provides a limited basis on which to base an evaluation of its business and prospects. In addition, the Company's revenue model relies substantially on the assumption that the Company will be able to successfully expand its sales and distribution channels in key markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful in this market, the Company must, among other things:

      *     Continue to expand distribution and sales channels for its products;

      *     Attract and maintain customer loyalty;

      * Continue to establish and increase awareness of the Company's brand and develop customer loyalty;

      *     Provide desirable products to customers at attractive prices;

      * Establish and maintain strategic relationships with strategic partners and affiliates;

      *     Rapidly respond to competitive developments;

      * Build an operations and customer service structure to support the Company's business

      *     Attract, retain and motivate qualified personnel.

The Company cannot guarantee that it will be able to achieve these goals, and its failure to do so could have a material adverse effect on the Company's business. If the Company's business suffers as a result of failing to meet any one or all of the above listed goals, its financial performance and financial condition will suffer. This will also have an adverse affect on the price of the Company's shares.

Moreover, there can be no assurance that the Company's financial resources will be sufficient to enable it to operate for the length of time that management expects, or that the Company will be able to obtain additional funding when the Company's current financial resources are exhausted. The Company expects that its revenues and operating results will fluctuate significantly in the future.

We may need additional financing to support business growth, and this capital might not be available on acceptable terms, or at all, which could adversely affect our financial condition.

The Company's financial resources are limited and the amount of funding that it will require to develop and commercialize its products is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to the Company. Lack of funds may cause the Company to delay, reduce and/or abandon certain of all aspects of its product development programs.

There are a number of factors that we cannot control that could require us to seek additional financing to support further demand for those products in the market both through existing distribution channels and potentially through new ones, and to finance the development, production and distribution of new products, as well as the development of new distribution channels and new markets.

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet investor expectations, which could cause the price of our common stock to decline.

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

      *     the Company's ability to establish and strengthen brand awareness;

      * the Company's success, and the success of its strategic partners, in promoting the Company's products;

      * the overall market demand for motorcycle and water sports products of the type offered by the Company and in general;

      * pricing changes for motorcycle and water sports products as a result of competition or otherwise;

      * the amount and timing of the costs relating to the Company's marketing efforts or other initiatives;

      *     the timing of contracts with strategic partners and other parties;

      * fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;

      * the Company's ability to compete in a highly competitive market, and the introduction of new products by the Company; and

      * economic conditions specific to the motorcycle and water sports industries and general economic conditions.

We believe period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely upon them as indicators of future performance. It is also possible that in the future, our operating results will be below the expectations of public market analysts and investors due to quarterly fluctuations rather than our overall performance. In that event, the trading price of our common stock may decline.

We Rely Heavily on Four Major Customers for Revenue

Historically, four primary customers have accounted for more than 90% of our business. The three primary customers of our water sports products are Bass Pro Shops , GI Joes and Galyans - Dicks Sporting Goods. These three customers account for more than 80% of our water sports revenue on an annual basis. If any of these customers decide to exit the water sports market, or to select one of our competitor's products over our own, our business would be materially adversely impacted. Other larger , better capitalized competitors could offer these customers preferable price points or other incentives that we might not be able to compete with. The primary customer of our motorcycle graphics business is Global Motor Sports Group, which accounts for about 50% of our graphics business on an annual basis. If Global Motor Sports Group selects one of our competitors graphics products and terminates our relationship we would be materially adversely affected. There are larger, better capitalized competitors that could provide Global Motor Sports Groups with lower pricing and additional incentives that we might not be able to effectively compete against. If we were to lose any one of these customers our business and financial condition would likely be negatively impacted. In turn our financial results would decline and our share price would also likely decline.

We Rely on Three Major Manufacturers of our Products

Sheico, Winning Industries and Hydro Dynamics manufacture 100% of our products, and 65%, 15% and 5% respectively on an annual basis. All manufacturing is based in mainland China. If these facilities were inaccessible to us for political reasons or in the event of a natural disaster, our business would be materially adversely affected. We might not be able to transition our manufacturing business to another manufacturer in a timely manner and the costs of changing facilities as well as the costs of manufacturing elsewhere could be prohibitively high. In addition, each of these manufacturers are "contract" manufacturers and consequently are not solely obligated to service our account. In which case, other larger customers might demand more of these manufacturers resources which in turn, could cause delays in their ability to provide us with timely delivery of product. If , for any of the reasons stated above, we are not able to timely respond to purchase orders through our existing contract manufacturing partners, we would likely see a negative impact in our business and operations. In turn, this would have a material adverse impact on our financial results and our share price would likely decline.

We Could Have Difficulty in the Management of Potential Growth.

The Company anticipates that a period of significant expansion will be required to address potential growth in its customer base, market opportunities and personnel. This expansion will place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company anticipates entering into relationships with various strategic partners and third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel for planned operations, or that Company management will be able to identify, manage and exploit existing and potential strategic relationship and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company's business because it might be unable to meet purchase order demands from its customers, or maintain a level of inventory sufficient to support demand. This could cause the Company to lose customer and distribution relationship that would , in turn have an adverse affect on the Company's results of operations and financial condition. In which case, the Company's share price would be adversely affected.

If we chose to acquire new or complementary businesses, services or technologies, we may not be able to complete those acquisitions or successfully integrate them.

In addition to organic growth to expand our operations and market presence, we intend to pursue a growth strategy driven by acquisitions and business combinations of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any acquisition may have a material adverse effect on our business if it any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results which in turn, would negatively impact the Company's financial condition. In turn, the price of our stock would be negatively affected.

We will incur increased costs as a result of being a public company and this may adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the OTCBB. We expect these rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain the trading status of our common stock on the Over the Counter Bulletin Board Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements regarding audit committee financial experts. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by OTCBB. Furthermore, certain aspects of these recent and proposed changes heighten the requirements for board and committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, we may be unable to maintain the trading status of our common stock on the OTCBB Market.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

As of the date of this 10QSB we have made loans in the form of promissory notes to a strategic partner amounting to $239,791, which represents approximately 22% of our total assets. The promissory notes bear an annual interest rate of 2% and come to maturity beginning on April 7, 2006 through October 28, 2006. If these loans are not repaid by maturity date, our business will be adversely affected.

We have established a strategic relationship with WDHQ, Inc. and 449, Inc. (the "Debt Holders"), which are both owned and operated by the same individual, Don Swedo, who is an unrelated party to our business. The Debt Holders own and operate five retail franchises of EagleRider Corporation (the "Parent Company") located in Miami, St. Louis, Phoenix, Palm Springs and San Diego. If the Debt Holders fail to repay the principal and interest on the note in a timely fashion, our cash flow from existing operations could be negatively impacted. In turn, this would negatively impact our financial performance and results, as well as our ability to respond efficiently to purchase orders from other distributors.


Risks Relating To Our Common Stock:

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts' reporting on us and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 30, 2005, a total of 15,644,931 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our common stock is subject to "penny stock" rules.

Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 3. CONTROLS AND PROCEDURES


(a)   Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company's disclosure controls and procedures and manage the Company's operations as of the end of the period covered by this report.

Based on the evaluation, which disclosed no deficiencies or material weaknesses, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)   Changes in Internal Controls Over Financial Reporting

In accordance with Item 308 (c) of Regulation S-B, as of September 30, 2005 there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB September 30, 2005

(A)   Exhibits

            99.1 CEO and CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

(B)   Reports On Form 10-QSB. None

            None


ITEM 5. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Execute Sports, Inc.
                                                /s/ Donald Dallape
                                                ---------------------
                                                Name: Donald Dallape
                                                Title: CEO