Form 10KSB
period 2005-10-31
EXECUTE SPORTS INC
filed 2006-03-31
CIK 1330292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|_| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2005 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

                         Commission File No. 333-125868

                              EXECUTE SPORTS, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                      30-0038070
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                         1284 Puerta Del Sol, Suite 150
                             San Clemente, CA 92673

              (Address, Including Zip Code, Including Area Code, Of
                         Registrant's mailing address)

               Registrant's telephone number, including area code:
                                 (858) 518-1387


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

The Registrant's revenues for the year ended December 31, 2005 were $1,389,163.


The aggregate market value of the Registrant's common stock held by non-affiliates (14,790,516) of the Registrant on March 13, 2006 (based on the closing sale price of US $0.35 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $5,176,681. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on March 13, 2006 was 21,831,866.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE
-----------------------                                                   ----

Forward-Looking  Statements.................................................  1

PART I

1.    Description of Business...............................................  1

2.    Description of Property............................................... 16

3.    Legal Proceedings..................................................... 17

4.    Submission of Matters to a Vote of Security Holders................... 17

PART II

5.    Market for Common Equity and Related Stockholder Matters.............. 17

6.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................. 19

7.    Financial Statements.................................................. 26

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................. 26

8A.   Controls and Procedures............................................... 26

PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act..................... 27

10.   Executive Compensation................................................ 29

11.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters....................................... 32

12.   Certain Relationships and Related Transactions........................ 33

13.   Exhibits and Reports on Form 8-K...................................... 34

14.   Principal Accountant Fees and Services................................ 35

FORWARD-LOOKING STATEMENTS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our Company's future business, and (b) our Company's future financing plans. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

We have three lines of business including water sports, snow sports and licensed as well as branded apparel.

Our water sports products include wetsuits, vests, rash guards, wake skates and a line of high performance watersports shoes. Our wetsuits, vests and rash guards are marketed under the "Execute Sports" brand, as well as through private label relationships. Our wake skates and shoes are both marketed under the "Kampus" brand.

The Company markets its Execute Sports and Kampus products through a network of independent dealers located throughout the United States, and through distributors representing dealers in Europe, Australia, South Africa, Asia and other international markets. The "Execute Sports" and "Kampus" brand names have existed for two years and we believe they are becoming widely recognized and respected names in the watersports markets - specifically, amongst wakeboard and wakeskate consumers.

Our snow sports products include snowboards, related accessories and apparel marketed under the "Academy" brand. The Company's "Academy" snowboard brand is marketed to the specialty retail and pro shop markets throughout North America and in 15 countries worldwide.

We also own and maintain the exclusive worldwide license to produce, market and distribute apparel under the "EagleRider" brand name, and operate an eCommerce store under the domain name www.eagleridergear.com. We have licensed the apparel and merchandising rights from Eagle Rider, Inc. the world's largest Harley Davidson and power sports rental and tour company,

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company's aggressive marketing strategy which consists in aligning its brand with leading snowboard, wakeboard, wake skate and motocross athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

SUMMARY OF CORPORATE HISTORY

Execute Sports, Inc. (the "Company") was founded in 2002 as Padova International USA, Inc. to produce graphics kits and ancillary soft goods for the motocross, enduro and ATV markets.

In 2003, the Company launched its water sports division under the "Execute Sports" brand to provide wetsuits, vests, rash guards and ancillary products to the wake board and ski markets.

Over the past few years, we have established distribution for its products throughout North America, Europe, Australia, South Africa and into Asia with customers including Dick's Sporting Goods, GI Joes, Galyans, Bass Pro and Big 5 Sporting Goods.

In 2005, we entered into a worldwide apparel licensing agreement with Eagle Rider, the world's largest Harley Davidson rental and tour company to provide Eagle Rider with apparel and soft goods to its 35 franchises throughout North America and Europe.

Also in 2005, we expanded our commitment to the action sports industry by entering into a letter of intent to acquire Pacific Sports Group, Inc., ("PSG") which owns and operates Academy Snowboards, Kampus Wakesk8s and Kampus Wake Shoes and Collective Development Bags and Bindings.

In January, 2006, we consummated the PSG acquisition and have welcomed Academy, Kampus, and Collective Development into the Execute Sports family.

The Company has headquarters in San Clemente, California with offices in Oceanside, California.

WATERSPORTS BUSINESS

Execute Sports produces a line of US Coast Guard approved vests, wetsuits and rash guards that are designed specifically for action water sports. We continue to introduce leading technologies into our designs which include glide skin and segmented panels that provide for heightened water resistance and a more comfortable, flexible fit. In addition, our designs for 2006 feature women-specific and children-specific branding.

Our wetsuit line is distributed through Dicks' Sporting Goods, Galyan's, Bart's, GI Joes and Bass Pro throughout North America. Our primary focus has been to establish our Execute Sports branded wetsuit line in the wakeboard and ski markets, which are typically more amenable to the distribution channels we have established than pro shops, which are dominated more by surf brands such as O'Neil, Body Glove, Rip Curl, Billabong and Quiksilver.

PSG established Kampus Wakesk8s in 2002 to help advance the wakeskate movement. In a short period, Kampus has been critically acclaimed by riders and the wake industry alike. Kampus' wakeshoe won the 12th Annual ISPO award in Europe for the best watersports product. In addition, we have entered into a resale agreement with Jet Pilot (owned by Body Glove) to produce wakeshoes made by Kampus under the "Jet Pilot" brand.

Leading Shoe Technology - Kampus Drain System (KDS)

The KDS drain system penetrates thru the insole liner, and releases onto the Lightweight EVA mid-sole, which has channeled drain passages to exit water freely. The soft rubber outsole provides excellent stick to Foam and Grip tape surfaces, thus keeping riders on their decks.

We think that the market opportunity for our wakeshoes extends well beyond the wakeboard market and into PWCs, boating, lifestyle and other related segments. Emerging Growth Analytics estimates the watersports shoe market to be an annual $130 million global opportunity.

SNOW SPORTS BUSINESS

The Academy Snowboards collection was designed and developed for the progressive/advanced snowboarder. The entire line has been designed by our team
- designed by riders for riders. Academy Snowboards are distributed through pro shops and specialty retailer market and is expanding to 13 countries in 2006 from 5 countries this past year.

Academy's growth strategy is driven by its pro and amateur teams which continue to garner strong visibility in the industry and amongst consumers. Most recently, Academy's team was selected by Transworld Magazine as "Best Team" and boasts Transworld Magazine's "Rider of the Year" award with Chad Otterstrom. Otterstrom also won the Gravity Game's rail jam and slopestyle competition in December 2005.

APPAREL BUSINESS

Apparel Program - Licensed & Branded

Our clothing, which includes t-shirts, fleece, bottoms, tops, jackets, board shorts, denim and outerwear, combines fashion, functionality and athletic performance. Our designs are infused with artistic elements that we believe differentiate our products from those of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories. We seek to offer products that appeal to both action sports participants and those who affiliate themselves with the action sports lifestyle.

Branded Apparel - Execute Sports, Academy and Kampus Branded Apparel and Ancillary Soft Goods

Our apparel strategy is to leverage our branding, exposure and appeal of our products in the action snow sports, water sports and power sports markets to extend our brand into a market opportunity to develop and produce branded apparel and ancillary soft goods. This strategy has been successfully proven out by other companies such as Oakley's which first established brand appeal of its sunglasses and was then able to successfully parlay that brand into t-shirts, sweatshirts, hats, watches, pants, shoes, purses, travel bags and back packs.

In addition to leveraging exposure of our snowboard, wakeskate, wetsuit and graphics product lines to develop branded apparel, we have entered into strategic relationships with certain specialty retailers (and have entered into letters of intent to purchase certain retailers in special circumstances) that cater to our target demographic which will enable us to leverage their existing floor space to offer our branded apparel.

We have defined 2 different customer groups. The first group includes the actual participants in action sports and the second group consists of people that are not regular active participants but those who wish to be associated with the action sports lifestyle. Our soft goods and apparel strategy is designed to broaden our brand's reach to the latter group of consumers that might not participate in action sports, but want to be associated with the lifestyle. These image conscious consumers are key to our Company's growth.

Business Model

Execute Sports Inc. is a premier, branded consumer products company with targeting its "Execute Sports", "White Rapids" and "Water Skeeter" branded apparel, graphics kits, and sportswear to the Power Sports and Action Sports markets. In addition to its branded products, the Company also licenses leading brands such as NASCAR and EagleRider, Inc. to provide a line of products for the retail market for sports racing and Harley Davidson enthusiasts, respectively.

The Company derives its revenue primarily from the design, manufacturing and retail sales of its "Execute Sports" branded products into the waters sports and motor sports markets. In the water sports market, the majority of our revenue is from the sales of wetsuits, rash guards, life jackets and ancillary products to the wakeboarding and water skiing consumers. We also private label these products to select customers. In the motor sports market, the majority of our revenue is from the sales of graphics kits, seat covers and number plates for leading Motorcycle brands including Honda, Kawaski, Suzuki, KTM and Yamaha.

Execute Sports intends to continue to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industries. As our cashflow and capital resources permit, we intend to expand our product lines in both water sports and in motor sports, and also to continue to respond to what we believe our customers want through the introduction of and diversification into new product lines. Our customer relationships are important to providing us with feedback in terms of how their end customer are responding to our products and also as to where they see demand increasing and decreasing in our markets. We intend to continue to leverage our customer's feedback to better position our product development strategies going forward.

In addition, through our sponsorship of leading athletes and high-profile events, and our participation in the target markets, we intend to identify and understand what the market trends are and we will also use that understanding to influence our product development strategies.

We intend to implement our internal growth strategy by continuing to improve operating efficiencies. For example, we will seek out distribution relationships that enable us to sell both water sports and motor sports products into their channels, as opposed to one or the other. We will also work to establish "private label" wholesale distribution relationships with customers whose products are complimentary to our own that will, in turn, allow us to sell our branded products into their channels. As noted above, we intend to extend our product offerings through new product launches and maximizing our extensive distribution channels. In addition, we will seek strategic acquisitions of other power sports and action sports companies with well-established brands and with complementary distribution channels.

Our ability to service and expand existing distribution channels both domestic and internationally, as well as open new distribution channels is key to our revenue growth. General economic and industry conditions could also affect our revenue performance.

BUSINESS MODEL

Execute Sports Watersports

The Company's products are currently sold through an extensive network of independent dealers located throughout the United States, and through distributors representing dealers in Europe, South Africa, Australia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also contracts on an independent basis with sales representatives throughout the United States to represent the Company and its products.

Through its direct efforts, as well as through independent sales representatives, Execute has established distribution to more than 200 retail stores in the United States, including Cycle Gear, Bass Pro, Galyan's, GI Joes, Bart's, Ski World, Performance, Ski Masters and Active. Worldwide, Execute relies on strategic distribution partnerships to establish retail channels. Management believes the Company's relationship with its distributors will be a major strength.

The Company utilizes exclusive distributors outside the United States to take advantage of their knowledge and experience in their respective markets and to increase market penetration of the Company's products. Each distributor is subject to a distribution agreement that stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory.

Academy Snowboards

Academy's snowboards are distributed to the pro shop and specialty retailers throughout North America and 14 countries throughout Europe. The Company's sales and distribution strategy is to continue to penetrate this specialty market and to create a demand for our products that is sustainable at the "big box" or "mass retailer" level.

Our consumer base is extremely image and brand conscious and it is critical for the longevity and longer-term growth of our brand in the snowboard market that we not be perceived as "selling out" the brand or undermining our "specialty" retailer base. A perfect case study for the sales and distribution model that we are implementing with Academy is Volcom, which, over the past decade has grown from a "grass roots", "specialty" brand to a brand that is now in high demand both at the "specialty" level and at the "mass retailer" level.

COMPETITION

Execute's competition varies along its product lines. The sporting goods products, recreational products, footwear and apparel markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than Execute. A relatively large number of companies compete for sales of active wear. While Execute believes its increasingly well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction and growth of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods, recreational products, footwear and apparel. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

RISK FACTORS

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to increase sales. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through December 31, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.


Risks Related To Our Business:

We have historically incurred losses and may continue to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

In the audit of our financial statements, our auditors, Bedinger & Company, have questioned our ability to continue as a going concern. This is based on our Company's history of reported losses. We have a history of losses. We had a net loss of $3,566,580 for the fiscal year ended December 31, 2005 and a net loss of $540,490 for the fiscal year ended December 31, 2004.

The majority of net loss for the year ended December 31, 2005 was incurred due to the non-cash expensing of $2,125,000 in stock issued to founders and $596,533 issued for services.

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

Watersports

There is a cyclical component of our waters sports business wherein we receive a relatively larger portion of revenue because our water sports customers submit the majority of their purchase orders for product in the months of September through November for the coming sales year and are shipped in January through May. Currently, the majority of our water sports business is driven by the wakeboarding/waterski industry, which historically is the most active in the spring and summer months. We anticipate this cyclical aspect of our water sports business to continue for the foreseeable future but can make no assurances that will be the case.

Academy Snowboards

Academy customers typically issue purchase orders from October through March for the coming sales year and are shipped in July through September. We anticipate this cyclical aspect of our snow business to continue for the foreseeable future but can make no assurances that will be the case.


Our industry is highly competitive and we may not be able to compete effectively, which could reduce demand for our services.

The markets in which we cater to are intensely competitive. Our primary competitors for wetsuits include Jet Pilot, Body Glove, O'neil, Rip Curl and Quicksilver, and our primary competitors in the snow sports markets include Burton, Ride, Forum, K2 and Rome The market for the Company's products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the business. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

Our Success is Tied to Dependence on Key Personnel.

The Company's success depends to a significant extent upon efforts and abilities of its key personnel, as well as other key creative and strategic marketing personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon the Company's business, operating results and financial condition. If the Company is not able to efficiently replace its key personnel with qualified individuals, its business and operational activities could suffer. In turn, if the Company's operational activities decline, its financial performance and overall financial condition will also suffer. This would have an adverse affect on our share price. No assurances can be given that a replacement for any of our key personnel could be located if their services were no longer available. At present, we do not have key man insurance .

We Are a High Risk Early Stage Company.

The Company is a high-risk early stage company with limited operating history in a competitive industry. In addition, the Company's limited operating history provides a limited basis on which to base an evaluation of its business and prospects. In addition, the Company's revenue model relies substantially on the assumption that the Company will be able to successfully expand its sales and distribution channels in key markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful in this market, the Company must, among other things:

      o     Continue to expand distribution and sales channels for its products;

      o     Attract and maintain customer loyalty;

      o Continue to establish and increase awareness of the Company's brand and develop customer loyalty;

      o     Provide desirable products to customers at attractive prices;

      o Establish and maintain strategic relationships with strategic partners and affiliates;

      o     Rapidly respond to competitive developments;

      o Build an operations and customer service structure to support the Company's business; and

      o     Attract, retain and motivate qualified personnel.

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

There can be no assurance that any or all of the Company's efforts will be successful or that the Company will ever be profitable. If the Company's efforts are unsuccessful or other unexpected events occur, purchasers of the Shares offered hereby could lose their entire investment.


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

The Company plans to seek additional financing which may include the issuance of equity securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, and ability finance its operations. If the Company cannot finance its operations, the affect on our stock price will be adverse.

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

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

      o     the Company's ability to establish and strengthen brand awareness;

      o the Company's success, and the success of its strategic partners, in promoting the Company's products;

      o the overall market demand for snow sports and water sports products of the type offered by the Company and in general;

      o pricing changes for our products as a result of competition or otherwise;

      o the amount and timing of the costs relating to the Company's marketing efforts or other initiatives;

      o     the timing of contracts with strategic partners and other parties;

      o fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;

      o the Company's ability to compete in a highly competitive market, and the introduction of new products by the Company; and

      o economic conditions specific to the motorcycle and water sports industries and general economic conditions.

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

Our Watersports Business Relies Heavily on Four Major Customers for Revenue

Historically, four primary customers have accounted for more than 90% of our business. The three primary customers account for more than 80% of our water sports revenue. If any of these customers decides to exit the water sports market, or to select one of our competitor's products over our own, our business would be materially adversely impacted. Other larger, better capitalized competitors could offer these customers preferable price points or other incentives that we might not be able to compete with. If we were to lose any one of these customers our business and financial condition would likely be negatively impacted. In turn our financial results would decline and our share price would also likely decline.

We Rely on Three Major Manufacturers of our Wetsuit and Vest Products

Sheico, Winning Industries and Hydro Dynamics manufacture 100% of our products, and 65%, 15% and 5% respectively. All manufacturing is based in mainland China. If these facilities were inaccessible to us for political reasons or in the event of a natural disaster, our business would be materially adversely affected. We might not be able to transition our manufacturing business to another manufacturer in a timely manner and the costs of changing facilities as well as the costs of manufacturing elsewhere could be prohibitively high. In addition, each of these manufacturers are "contract" manufacturers and consequently are not solely obligated to service our account. In which case, other larger customers might demand more of these manufacturers' resources, which in turn, could cause delays in their ability to provide us with timely delivery of product. If , for any of the reasons stated above, we are not able to timely respond to purchase orders through our existing contract manufacturing partners, we would likely see a negative impact in our business and operations. In turn, this would have a material adverse impact on our financial results and our share price would likely decline.

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

In addition to organic growth to expand our operations and market presence, we intend to pursue a growth strategy driven by acquisitions and business combinations of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any acquisition may have a material adverse effect on our business if it any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results, which in turn, would negatively impact the Company's financial condition. In turn, the price of our stock would be negatively affected.

We will incur increased costs as a result of being a public company and this may adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the OTCBB. We expect these rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As of the date of this 10KSB, we have made loans in the form of promissory notes to a strategic partner amounting to $237,253, which represents approximately_9% of our total assets. The promissory notes bear an annual interest rate of 2% and come to maturity beginning on April 7, 2005. If these loans are not repaid by maturity date, our business will be adversely affected.

We have established a strategic relationship with WDHQ, Inc. and 449, Inc. (the "Debt Holders"), which are both owned and operated by the same individual, Don Swedo, who is an unrelated party to our business. The Debt Holders own and operate five retail franchises of EagleRider Corporation (the "Parent Company") located in Miami, St. Louis, Phoenix, Palm Springs and San Diego. In conjunction with, but not as a condition of, our loan to the Debt Holders, we have secured an exclusive license and wholesale distribution agreement with the Parent Company that we believe will substantially expand our addressable customer base for our products as well as increase our sales by fulfilling purchase orders on a wholesale distribution basis. However, if the Debt Holders fail to repay the principal and interest on the note in a timely fashion, our cash flow from existing operations could be negatively impacted. In turn, this would negatively impact our financial performance and results, as well as our ability to respond efficiently to purchase orders from other distributors.

Risks Relating To Our Common Stock:

The market price of our common stock is likely to be highly volatile, which could cause investment losses for our stockholders and result in stockholder litigation with substantial costs, economic loss and diversion of our resources.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

      o developments concerning licenses and trademarks by us or a competitor;

      o announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

      o     actual or anticipated fluctuations in our operating results;

      o     introductions of new products by us or our competitors;

      o     changes in the number of our distribution partners;

      o     loss of key employees;

      o     changes in the market valuations of similar companies; and

      o     changes in our industry and the overall economic environment.

In addition, the stock market in general, and the OTCBB have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management's attention and resources.

We plan to continue to pay for consulting and professional services fees with our stock and this would be dilutive to investors.

In the past we have issued shares to consultants and professional services providers as a means of paying certain professional service fees and consulting agreements. We plan to continue to use our stock in the future as a means of paying for these kind of services, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations, product development and purchase of additional inventory.

Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for services, or it could cause us to offer stock as compensation for services on terms that are not favorable to the Company and its shareholders. If we did resort to granting stock in lieu of cash for consulting and professional services fees under unfavorable circumstances, it would result in increased dilution to investors.

Management has broad discretion to use the proceeds from financing activities for business activities that may not be successful, which could affect the trading price of our common stock.

We intend to use the net proceeds from financing activities to pay certain outstanding obligations, increase working capital, fund capital expenditures, finance our international expansion and fund marketing activities. Accordingly, management will have significant flexibility in applying the net proceeds of this offering. The failure of management to apply such funds effectively could have a material adverse effect on our business, results of operations and financial condition.

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market. This may cause delays in the timing of transactions, reductions in the number and quality of securities analysts' reporting on us, and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 31, 2005, a total of 14,544,937 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our administrative offices are primarily located in San Clemente, California. The Company does not own any real property. The following information presents certain information about our leased properties:

Location                      Approximate Square     Date Current        Monthly Rent
                              Feet                   Expires
=======================================================================================
606 Cassidy Street            900 sq. ft.            month-to-month      US$1,395
Suite C
Oceanside, CA 92054

1294 Puerta Del Sol
Suite 150
San Clemente, CA 92673        8,883 sq. ft.          April 30, 2006      US$7,216

ITEM 3. LEGAL PROCEEDINGS


We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was first cleared for trading on the NASD OTC bulletin board on February 17, 2006 under the ticker symbol "EXCS" and has been trading since that time.

On March 23, 2006, the last reported sales price of our shares on the OTC bulletin board was $0.48. During the first quarter of 2006 through March 23, 2006, the high sales price of our common stock was $0.53 and the low sales price of our common stock was $0.25.


Holders

As of March 13, 2006, there were 21,831,886 shares of common stock outstanding. As of March 13, 2006, there were approximately one hundred and one (101) record holders of common equity. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not declared any dividends on our common stock and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Transfer Agent

The Transfer Agent and Registrar for the Company's common stock is First American Stock Transfer. Its address is 706 East Bell Road, Suite 202, Phoenix, AZ, 85022 and its telephone number at that location is 602-485-1346.

Equity Compensation Plans

As of December 31, 2005, the Company had no equity compensation plans in place.

Use of Proceeds from Registered Securities

As required by 230.463 of Reg SB and pursuant to sections 13(a) and 15(d) of the Exchange Act (15 U.S.C. 78m(a) and 78o(d)) after effectiveness of our Securities Act registration statement, declared effective by the Securities and Exchange Commission on October 12, 2005, Commission File No. 33-125868, we commenced a self underwritten offering of up to 3,571,428 "new distribution" shares of the Company's common stock at $0.35 per share (the "Offering"), and 6,679,350 previously issued shares by the Company to shareholders pursuant to a private placement, professional services and debt related matters. The aggregate price of the Offering was $3,587,771.

The Offering commenced on October 26, 2005, which was terminated on January 3, 2006. At the termination date of the offering, or January 3, 2006, we had received gross, or "aggregate" proceeds of $1,246,550 from sales of the "new distribution shares". No proceeds were received by the Company for sales of any of the 6,679,350 previously issued shares.

The total amount of common shares registered, pursuant to the Offering, were 10,250,778.

Other Expenses Of Issuance And Distribution

The following table sets forth a reasonable estimate by the Company of costs and expenses payable by us in connection with the Offering of the common stock being registered.

SEC registration fee                             $   422.28
Accounting fees and expenses                     $45,000.00

Legal fees and expenses                          $20,000.00
Transfer agent and registrar fees and expenses   $ 1,500.00
Miscellaneous                                    $10,000.00
Total                                            $76,422.28

All payments made by the Company in relation to costs and expenses incurred by the Company in connection with the Offering were direct payments.

After deducting all costs incurred by the Company in connection with the Offering, the net proceeds to the Company were $1,169,127.80.

From the effective date of the Securities Act registration statement to the ending date of the reporting period, a reasonable estimate of the amount of net offering proceeds to the Company used for acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified); and any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 (whichever is less) has been used (which should be specified) is:

* Acquisition of Pacific Sports Group, Inc.      $150,000.00
* Repayment of indebtedness                      $174,517.00
* Working Capital                                $844,610.80

All payments made for the purposes stated above were direct payments by the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus, which are not statements of historical fact, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-KSB.

Overview

We have three lines of business including water sports, snow sports and licensed as well as branded apparel.

Our water sports products include wetsuits, vests, rash guards, wake skates and a line of high performance watersports shoes. Our wetsuits, vests and rash guards are marketed under the "Execute Sports" brand, as well as through private label relationships. Our wake skates and shoes are both marketed under the "Kampus" brand.

The Company markets its Execute Sports and Kampus products through a network of independent dealers located throughout the United States, and through distributors representing dealers in Europe, Australia, South Africa, Asia and other international markets. The "Execute Sports" and "Kampus" brand names have existed for two years and we believe they are becoming widely recognized and respected names in the watersports markets - specifically, amongst wakeboard and wakeskate consumers.

Our snow sports products include snowboards, related accessories and apparel marketed under the "Academy" brand. The Company's "Academy" snowboard brand is marketed to the specialty retail and pro shop markets throughout North America and in 15 countries worldwide.

We also own and maintain the exclusive worldwide license to produce, market and distribute apparel under the "EagleRider" brand name, and operate an eCommerce store under the domain name www.eagleridergear.com. We have licensed the apparel and merchandising rights from Eagle Rider, Inc. the world's largest Harley Davidson and power sports rental and tour company,

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company's aggressive marketing strategy which consists in aligning its brand with leading snowboard, wakeboard, wake skate and motocross athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

We received gross proceeds of $1,246,550 in from October 13, 2005 through January 3, 2006, through the sale of 3,561,570 shares of common stock at $0.35 that were included in our SB-2 registration statement, which was declared effective by the Securities and Exchange Commission on October 12, 2005. We have received $430,000 in February through March, 2006 for secured promissory notes. We have also received $100,000 on March 3, 2006 through the sale of a warrant to purchase 400,000 shares of restricted common stock to a strategic investor and business partner to the Company.

We need additional capital to fund our operations through December 31, 2006, at which time we may seek to raise additional financing. We are required, under the terms of the promissory notes issued in February through March 2006 to pay annual interest of 9% to 12%. The promissory notes are secured by 1,720,000 shares of our common stock.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer's financial condition and current economic conditions. If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral.

Product Warranty

The Company's Watersports products, which carry a ninety-day warranty. Warranty costs are charged against sales in the period products are sold as a reduction in the selling price. Historically, warranty costs have been less than 1% of sales. In estimating its warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product. If the actual amount of warranty claims significantly exceeds the estimated expense, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

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

Results of Operations

Twelve Months Ended December 31, 2005 And 2004

Revenue
During the twelve months ended December 31, 2005 the Company had revenue of $1,389,163 compared to $1,384,188 for the twelve months ended December 31, 2004. The increase in net sales was the result of adding distribution for our motorcycle products in Sweden and Australia and adding distribution for our water sports products in Japan.

Gross Profit
Gross profit for the twelve months ended December 31, 2005 and 2004 was $332,722 and $248,885 respectively. Improvement in annual gross profit is primarily due to the write-down of inventory in 2004 to the lower-of-cost-or-market.

Selling, General and Administrative Expenses
For the twelve months ended December 31, 2005 and 2004, total selling general and administrative expenses were $3,828,921 and $630,216, respectively. The twelve-month year-over-year increase of $3,198,705 was primarily due to an increase in stock based compensation for professional services, founders and key employees. In addition, SG&A increased to support increasing demand for the Company's products as well as entrance into new product lines.

Other Income and Expense
Interest expense for the twelve months ended December 31, 2005 and 2004 was $70,389 and $159,161 respectively. The twelve-month year-over-year decrease was due to the renegotiation of notes in 2004 from 2% monthly interest to 2% annual interest in addition to the settlement of notes in exchange for the Company's common stock.


FINANCIAL CONDITION

From inception to December 31, 2005, we incurred an accumulated deficit of $4,546,089, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the twelve months ended December 31, 2005 we had a net increase of cash of $365,981. Total cash resources as of December 31, 2005 were $371,135, compared with $5,154 at December 31, 2004.

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


The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. During 2005 the Company's cost control strategies focused on managing general and administrative expenses through keeping headcount growth to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships.

In September, 2004 we commenced a private placement to sell up to 7,000,000 shares at a per share cost of $.25. We closed the financing on May 27, 2005 accepting no further subscription agreements pursuant to the September 2004 private placement offering, and have received proceeds of $729,500 in connection with the financing.

On December 26, 2005, the Company began offering stock pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on December 11, 2005. Pursuant to the terms of the Offering, the Company is offering to certain investors up to 3,571,428 shares of the Company's common stock for consideration of $0.35 per share. As of December 31, 2005, the Company has received $1,246,550 in proceeds.

Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Outlook for Our Business

Due to strong secular trends in the action sports and power sports markets, we have experienced significant revenue growth since 2002. We anticipate continued revenue growth in the future due to our planned expansion of products, distribution channels and our acquisition strategy. We intend to grow our product lines going forward primarily through the use of existing cash flow. In addition, we anticipate that we will raise additional capital through equity financing, and intend to use proceeds from these additional financing rounds to expand out product lines. We do not anticipate that significant capital resources will be required to expand our distribution channels. We believe that our existing relationships with athletes, vendors and manufacturers will be sufficient to provide opportunities to enter into new markets and add new distributors. We do however, intend to finance our acquisition strategy going forward through additional rounds of equity financing as well as through the use of our stock. If we fail to raise additional capital, our ability to implement additional businesses that are a strategic fit to our own will be negatively impacted.

Our revenue has grown from $337,258 in 2002 to $1,384,188 in 2004 and $1,389,163 in 2005. Our revenue growth has been and will continue to be dependent, in part, on our ability to increase production and respond efficiently to market demand for our products. In addition, we believe that continued revenue growth is dependent, in part, on growing our distribution channels and retail points of presence overseas.

We have increased our operating expenses to support the growth in our business and to develop and market our products. Our wetsuit and graphics products are our largest expenses and have increased as our revenue has increased. Our personnel expenses are our next largest expense and consist of salaries, commissions, benefit plans and other payroll costs. We intend to hire additional personnel primarily in the areas of sales and marketing to support our anticipated growth.


Off-Balance Sheet Arrangements

At December 31, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations: Operating lease obligations consist of office rental commitment for the Company's offices in San Clemente, California. The lease extends through April 30, 2006 at a rate of $7,216 per month as follows:

              Year Ended December 31,
              ------------------------------------------
              2006                               28,864
              2007                               n/a
              2008                               n/a
              2009                               n/a
              2010                               n/a
                                                 -------
                                                 $28,864
              ------------------------------------------

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2005. However, there can be no assurance the Company's business will not be affected by inflation in the future.


ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES on page 37.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. There were no reportable events of the type described in
Item 304(a)(1)(iv) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

(a) As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company's disclosure controls and procedures and manage the Company's operations as of the end of the period covered by this report.

Based on the evaluation, which disclosed no deficiencies or material weaknesses, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. Our President and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of December 31, 2005, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS


Name                        Age            Position
---------                   -----          ------------------------

Donald Dallape              47             CEO, Chairman

Todd M. Pitcher             37             President and Director

Sheryl Gardner              46             CFO and Principal Accounting Officer

Scott Swendener             49             VP Logistics and Shipping

Geno Apicella               41             VP (Chain Store Accounts)

Craig Washington            43             Director


EXECUTIVE OFFICERS AND DIRECTORS


Don Dallape started in the apparel industry in 1986 after completing his education at San Diego State University. Mr. Dallape was employed by Prestige Manufacturing from 1998 through 2001 and has been employed by Execute Sports (formerly Padova International USA, Inc.) since 2001. Since then, he has provided consulting services in marketing and manufacturing for leading companies such as Sony Signatures, JEM Sportswear, Walt Disney Corp., Quicksilver, O'Neil, Bear Surf and a number of other leading businesses operating in the action sports lifestyle marketplace.

Todd M. Pitcher was appointed President and Secretary on December 16, 2005. Mr. Pitcher is currently and has served as the Chairman of Execute Sports, Inc., a publicly traded provider of IP management solutions since 2003. From 2002 through 2003, Mr. Pitcher served as President of 4Dcard, Inc., a multi-media marketing company to the action sports market. From 2000 to 2002, Mr. Pitcher was a principal of InverSel, a full-service consulting firm providing business development and other related corporate services to client companies. Mr. Pitcher has several years experience in the investment banking, business consulting and equity research, serving as Director of Equity Research at Equity Securities in Golden Valley, Minnesota and several other regional investment banking firms. Mr. Pitcher has a B.A. in Philosophy from the University of California at Berkeley and has attended graduate school at the University of California at Santa Barbara and Claremont Graduate School.

Sheryl Gardner completed her education at the University of Alabama, Tuscaloosa in 1985. Sheryl brings more than two decades experience and expertise in contract and forensic accounting.

Scott Swendener completed his education at the University of California at Los Angeles in 1978. Mr. Swendener was employed by Prestige Manufacturing from 1998 through 2001 and has been employed by Execute Sports (formerly Padova International USA, Inc.) since 2001. Prior to that he was a licensed California building contractor for 12 years and began his career in the apparel industry. He has an extensive worldwide sourcing background with substantial expertise in consulting and production of full package apparel programs to large retailers such as Galyan's, Limited, Dick's Sporting Goods, Sports Authority and Big 5 Sporting Goods. Scott also brings extensive knowledge and experience in manufacturing both hard and soft goods.

Geno Apicella was graduated from San Francisco State University in 1983. He was the Executive Vice President of Zakk Sports from 1994 through 2001 and has been employed by Execute Sports (formerly Padova International USA, Inc.) since 2001 Geno's innovative designs in wetsuits and ski vests are currently present in the marketplace today. He is responsible for the marketing, design and distribution for all watersports products at the company.

Craig Washington is a licensed CPA and Real Estate Broker. Prior to founding the real estate firm where he is currently a principal, Washington Realty Group, in 2000, Mr. Washington served as an accountant at Arthur Anderson. Mr. Washington was graduated from San Francisco State University in 1984.


16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2005 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Execute Sports, Inc. received compensation in excess of $100,000 during fiscal year 2005.

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                              Long Term Compensation
                        Annual Compensation                   Awards                                Payouts
---------------------------------------------------------------------------------------------------------------------------------
(a)             (b)     (c)        (d)     (e)                (f)          (g)                      (h)              (i)
---------------------------------------------------------------------------------------------------------------------------------
                                                              Restricted
Name and                                                      Stock                                                  All Other
Principle               Salary     Bonus   Other Annual       Award(s)     Securities Underlying    LTIP Payouts     Compensation
Position        Year    ($)        ($)     Compensation ($)   ($)          Options/SARs (#)         ($)              ($)
---------------------------------------------------------------------------------------------------------------------------------

Don Dallape,    2005    $132,000   --      --                 $550,000     --                       --               --
CEO             2004    --         --      --                 --           --                       --               --
                2003    --         --      --                 --           --                       --               --
---------------------------------------------------------------------------------------------------------------------------------

Sheryl          2005    $72,000    --      --                 $100,000     --                       --               --
Gardner, CFO    2004    --                 --                 --           --                       --               --
                2003    --         --      --                 --           ---                      --               --
---------------------------------------------------------------------------------------------------------------------------------

Geno Apicella,  2005    $72,000    --      --                 $550,000     --                       --               --
VP Watersports  2004    --         --      --                 --           --                       --               --
                2003    --         --      --                 --           --                       --               --
---------------------------------------------------------------------------------------------------------------------------------

Scott           2005    $72,000    --      --                 $550,000     --                       --               --
Swendener, VP   2004    --         --      --                 --           --                       --               --
                2003    --         --      --                 --           --                       --               --


OPTIONS AND STOCK APPRECIATION RIGHTS

We currently do not have any stock option plan for executive officers in place.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards were made to any of our executive officers during the last fiscal year.

COMPENSATION OF DIRECTORS

On January 2, 2006, the Company's board of directors approved the 2006 Non-Employee Director's Stock Incentive Plan subject to shareholder approval. The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock, which may be awarded under the Plan is 1,500,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2006. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Execute Sports, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

Executives' Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives' compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. The board believes that option grants should be considered on an annual basis.

Employment Agreements with Executive Officers

Execute Sports, Inc. has executed employment agreements with its top five executive officers. Below is a summary of the major terms of these employment agreements.


EMPLOYMENT AGREEMENTS

Todd Pitcher, President. Mr. Pitcher's employment with us is governed by an employment agreement which provides for a base salary at the rate of seventy two thousand ($72,000.00) per year under employment. In addition, the Company may also provide Mr. Pitcher with bonuses in cash or other compensation.

Don Dallape, CEO. Mr. Dallape's employment with us is governed by an employment agreement which provides for a base salary at the rate of one hundred and thirty two thousand ($132,000.00) per year under employment. In addition to his base salary, Mr. Dallape has been granted 2,500,000 shares of the Company's restricted common stock. The Company may also provide Mr. Dallape with bonuses in cash or other compensation.

Sheryl Gardner, CFO. Ms. Gardner's employment with us is governed by an employment agreement which provides for a base salary at the rate of seventy two thousand ($72,000.00) per year under employment. In addition to her base salary, Mrs. Gardner has been granted 400,000 shares of the Company's restricted common stock. The Company may also provide Ms. Gardner with bonuses in cash or other compensation.

Scott Swendener, Vice-President. Mr. Swendener's employment with us is governed by an employment agreement which provides for a base salary at the rate of seventy two thousand ($72,000.00) per year under employment. In addition to his base salary, Mr. Swendener has been granted 2,500,000 shares of the Company's restricted common stock. The Company may also provide Mr. Swendener with bonuses in cash or other compensation.

Geno Apicella, Vice-President of Watersports. Mr. Apicella's employment with us is governed by an employment agreement which provides for a base salary at the rate of seventy two thousand ($72,000.00) per year under employment. In addition to his base salary, Mr. Apicella has been granted 2,500,000 shares of the Company's restricted common stock. The Company may also provide Mr. Apicella with bonuses in cash or other compensation.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2005, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 1294 Puerta Del Sol, Suite 150, San Clemente, CA 92673. .


Name                             Shares Beneficially Owned   Percent of Class
----                             -------------------------   ----------------

Todd M. Pitcher                                    400,000              2.14%
Donald Dallape                                   2,537,114             13.56%
Sheryl Gardner                                     556,000              2.97%
Scott Swendener                                  2,537,114             13.56%
Geno Apicella                                    2,500,000             13.36%
Craig Washington                                    20,000                  *
All Officers and
Directors as a Group                             8,550,228             45.71%


(*) means less than 1.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have described below transactions in the last two years between Execute Sports and an officer, director, 5% stockholder or any of their immediate family members that have been entered. For information about compensation paid in connection with employment or Board service for Named Officers and directors, see "Executive Compensation" beginning on page __.


Related Party Transactions.

In 2003, the Company issued unsecured promissory Notes (the "Notes") bearing 2% interest per month to Don Dallape and Scott Swendener, two of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principle amount of $585,762.

In 2004, the Company issued additional unsecured promissory Notes (the "Notes") bearing 2% interest per month to Don Dallape and Scott Swendener who provided financing to our Company in the aggregate principle amount of $92,353.

Later in 2004, all of the Notes issued to Don Dallape and Scott Swendener were converted to outside, non-affiliated individuals to the Company. In February 2005, the Notes were renegotiated by the Company to bear 2% annual interest, and all unpaid back interest totaling $104,232 was converted to the Company's common stock at $.25 per share, or 4 shares for each unpaid $1.00 of interest.

In 2004, the Company entered into a Consulting Agreement with Todd M. Pitcher to provide business consulting services on an ongoing basis to the Company. Such services included the maintaining of corporate minutes and related administrative documentation, shareholder recordkeeping, debt restructuring and distribution of shareholder reports. Under the terms of the Agreement the Company paid Mr. Pitcher at a rate of $2,000.00 per month and a grant of 400,000 shares of the Company's restricted Common Stock.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a) Exhibits

      Financial Statements

      INDEPENDENT AUDITORS REPORT                                       F-1

      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                        F-3

      Consolidated Statements of Operations                             F-4

      Consolidated Statements of Stockholders' Equity                   F-5

      Consolidated Statements of Comprehensive Income                   F-6

      Consolidated Statements of Cash Flow                              F-7

      Supplemental Schedule of Business Acquired                        F-8

      Notes to Consolidated Financial Statements                        F-9


The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:


2.1 Acquisition Agreement, dated as of January 16, 2006 by and between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company's Form 8-K filed on January 19, 2006)

2.2 Financial statements of acquired company, Pacific Sports Group, Inc. dated as of December 31, 2005 and 2004 (Incorporated by reference with the Company's Form 8-K filed on March 20, 2006).

10.1 Entry into binding letter of intent between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company's Form 8-K filed on January 3, 2006).

10.2 Non-Employee Directors Stock Incentive Plan (Incorporated by reference with the Company's Form 8-K filed on January 4, 2006).

10.3 Private Equity Credit Agreement with Skiva Graphics and Screen Printing (Incorporated by reference with the Company's Form 8-K filed on March 8, 2006).

10.4 Secured Notes (Incorporated by reference with the Company's Form 8-K filed on March 27, 2006).

17.1 Resignation of Donald Dallape as President of Execute Sports, Inc. and appointment of Todd M. Pitcher as President and Secretary of Execute Sports, Inc. (Incorporated by reference with the Company's Form 8-K filed on December 21, 2005).

23.1  Consent of Independent Public Accountant, dated March 30, 2006

31.1  Rule 13a-15(e)/15d-15(e) Certification

32.1  Section 1350 Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)   Audit Fees

      The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements, audit of acquired company and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 were $61,740. Additionally, Bedinger & Company has charged $0 for tax preparation services for fiscal year 2005.


(2)   Audit Committee Policies and Procedures

      The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2004 and 2005.

(3) Audit Work Attributed to Persons Other than Bedinger & Company's Full-time, Permanent Employees.

      Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30,  2006                    Execute Sports, Inc.

                                          By:  /s/ Todd M. Pitcher
                                               ------------------------
                                               Todd Pitcher
                                               President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE TITLE DATE


/s/ Todd M. Pitcher            President & Secretary          March 30,  2006
-----------------------
Todd M. Pitcher

/s/ Sheryl Gardner             Chief Financial Officer and
-----------------------        Principle Accounting Officer
Sheryl Gardner


BOARD OF DIRECTORS

/s/ Don Dallape                Chairman                       March 30,  2006
-----------------------
Don Dallape

/s/ Todd M. Pitcher            Director
-----------------------
Todd M. Pitcher                                               March 30,  2006


/s/ Craig Washington           Director                       March 30,  2006
-----------------------
Craig Washington

                              EXECUTE SPORTS, INC.
                              --------------------

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                     --------------------------------------

CONTENTS
--------

                                                                           PAGE

Report of Independent Registered Public Accounting Firm.................   F-1-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet ........................................     F-3

     Consolidated Statements of Operations and Accumulated Deficit......     F-4

     Consolidated Statement of Stockholders' Equity ....................     F-5

     Consolidated Statements of Cash Flows .............................     F-6

     Supplemental Schedule of Non-Cash Investing and
     Financing Activities...............................................     F-7

     Notes to the Financial Statements .................................  F-8-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



Board of Directors Execute Sports, Inc.

We have audited the accompanying consolidated balance sheet of Execute Sports, Inc. (the "Company"), as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income
(loss), and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Execute Sports, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Execute Sports, Inc.
Page Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Bedinger & Company
                                        ----------------------
                                        Certified Public Accountants
                                        Concord, California
                                        February 14, 2006

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Consolidated Balance Sheet
December 31, 2005
--------------------------------------------------------------------------------

                                                                   December 31,
                                                                       2005
                                                                   ------------
ASSETS
CURRENT ASSETS
       Cash                                                        $    371,135
       Accounts receivable, net (Note B)                                143,338
       Inventory (Note C)                                               251,788
       Prepaid expenses (Note D)                                        364,729
       Loans receivable (Note E)                                        237,253
                                                                   ------------
          TOTAL CURRENT ASSETS                                        1,368,243

Fixed assets (Note F)
       Cost                                                              47,999
       Accumulated Depreciation                                         (35,706)
                                                                   ------------
       Net                                                               12,293

Goodwill (Note G)                                                     1,288,577
Deposits                                                                  5,760
                                                                   ------------

          TOTAL ASSETS                                             $  2,674,873
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable and accrued expenses (Note H)                627,080
          Customer deposits                                              25,262
          Secured borrowings (Note B & I)                               284,801
          Notes Payable (Note J)                                        441,800
          Related party notes payable (Note J)                           75,466
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                   1,454,409

COMMITMENT (Note K)                                                          --

STOCKHOLDERS' EQUITY (Note L)

          Common stock, par value $.001, 75,000,000 shares
            authorized authorized; issued and outstanding
            18,706,501 at December 31, 2005                              18,702

          Additional paid-in capital                                  4,958,951
          Common stock payable/subscribed                               788,900
          Retainediearningsl (Deficit)                               (4,546,089)
                                                                   ------------

          TOTAL STOCKHOLDERS' EQUITY                                  1,220,464
                                                                   ------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                   $  2,674,873
                                                                   ============

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                             Years Ended
                                                             December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
REVENUES
     Sales                                         $  1,389,163    $  1,384,188
     Cost of sales                                    1,056,441       1,135,303
                                                   ------------    ------------
         Gross profit                                   332,722         248,885

EXPENSES
     General and administrative expenses              3,582,721         384,486
     Selling and advertising                            240,247         237,802
     Depreciation expense                                 5,953           7,928
                                                   ------------    ------------
         Total expense                                3,828,921         630,216

         Income (loss) from operations               (3,496,199)       (381,331)

OTHER INCOME AND EXPENSES
     Interest income                                         11              --
     Other expense                                           (3)              2
     Interest expense                                   (70,389)       (159,161)
                                                   ------------    ------------
         Total other income and expenses                (70,381)       (159,159)

     NET INCOME (LOSS)                             $ (3,566,580)   $   (540,490)
                                                   ============    ============

     Weighted average shares outstanding             11,982,506              --
                                                   ============    ============

     Earnings per share                            $     (0.298)
                                                   ============    ============

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.
Consolidated Statement of Stockholder's Equity
For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                        Common Stock
                                          -----------------------------------------    Additional       Retained        Total
                                           Number of                     Payable/       Paid-in         Earnings     Stockholder's
                                            Shares        Amount        Subscribed      Capital         (Deficit)       Equity
                                          ----------   ------------    ------------   ------------    ------------   ------------
December 31, 2003                                                                                     $   (439,019)  $   ( 439,019)

Shares Subscribed
  (278,000 shares, $0.25 per share)                                          69,500                                        69,500
Shares payable for services
  (400,000 shares, $0.25 per share)                                         100,000                                       100,000
Net loss                                                                                                  (540,490)       (540,490)
                                          ----------   ------------    ------------   ------------    ------------   ------------
December 31, 2004                                 --   $         --    $    169,500   $         --    $    (979,509)  $   (810,009)

  Share subscriptions receivable                                                             (5,130)                        (5,130)
  Shares subscribed for cash               2,918,000           2,918        (69,500)        726,582                        660,000
  Shares issued in connection with SB-2    3,061,570           3,057        105,000       1,068,494                      1,176,551
  Shares payable for services             12,310,000          12,310       (100,000)      3,065,190                      2,977,500
  Shares payable for accrued interest        416,931             417                        103,815                        104,232
  Shares issued for acquisition                                             676,400                                        676,400
  Shares to be issued for
     director compensation                                                    7,500                                          7,500
  Net Loss                                                                                                (3,566,580)    (3,566,580)
                                          ----------   -------------   -------------  -------------   --------------  --------------
December 31, 2005                         18,706,501   $      18,702    $    788,900   $  4,958,951   $   (4,546,089)  $  1,220,464
                                          ==========   =============   =============  =============   ==============  =============

EXECUTE SPORTS, INC.
(formerly Padova International U.S.A., Inc.)
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                          Years Ended
                                                           December 31,
                                                    --------------------------
                                                        2005           2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                               $(3,566,580)   $  (540,490)
    Adjustments to reconcile net loss
    to net cash used by operating activities:
       Depreciation                                      18,510          7,929
       Common stock payable for services              2,985,000             --
       Common stock payable for accrued interest        104,232        100,000
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES:
    (Increase) decrease in current assets:
       Accounts receivable                              (35,630)       (22,900)
       Inventory                                       (140,047)       187,445
       Prepaid expenses                                (283,222)       (81,507)
    Increase (decrease) in current liabilities:
       Accounts payable and accrued expenses            168,663        157,593
       Customer deposits                                 25,262             --
                                                    -----------    -----------
       NET CASH USED FOR OPERATING ACTIVITIES          (723,812)      (191,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in goodwill                          (1,288,577)            --
       Loan proceeds to unaffiliated company           (237,253)            --
       Acquisition of furniture and equipment           (12,556)        (6,406)
                                                    -----------    -----------
       NET CASH USED FOR INVESTING ACTIVITIES        (1,538,386)        (6,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in deposits                              (2,200)            --
       Shares payable for acqusition                    676,400             --
       Common stock subscribed                               --         69,500
       Issuance of common stock                       1,831,421             --
       Proceeds from notes payable                      105,376             --
       Repayment of notes payable                      (178,376)            --
       Proceeds from related party notes payable         28,016         29,038
       Repayment of related party notes payable         (52,551)            --
       Secured borrowings                               220,093         64,708
                                                    -----------    -----------
       NET CASH PROVIDED  BY FINANCING ACTIVITIES     2,628,179        163,246

NET INCREASE (DECREASE) IN CASH                         365,981        (35,090)

CASH, beginning of period                                 5,154         40,244
                                                    -----------    -----------
CASH, end of period                                 $   371,135    $     5,154
                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE:
      Taxes paid                                    $     2,570    $     1,088
      Interest paid                                 $    21,572    $   108,576

Other non-cash investing and financing activities
      Shares issued for services                    $ 2,985,000    $        --
      Shares issued for accrued interest            $   104,232    $        --

Pacific Sports Group, Inc.
Balance Sheet
December 31, 2005
--------------------------------------------------------------------------------
The Company acquired 100% of the outstanding stock of Pacific Sports Group, Inc. as further described in Note G & P. The fair value of the assets and liabilities of Pacific Sports Group, Inc. were as follows at December 31, 2005:

ASSETS
------
CURRENT ASSETS
--------------
       Cash                                                          $  48,320
       Accounts receivable                                              45,079
       Inventory                                                        38,368
       Prepaid expenses                                                  2,255
       Prepaid services                                                 25,000
                                                                     ---------
           TOTAL CURRENT ASSETS                                        159,022
Deposits                                                                 2,200
                                                                     ---------
           TOTAL ASSETS                                              $ 161,222
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
       Accounts payable and accrued expenses                           218,485
       Customer deposits                                                25,262
       Due to related entity                                           150,000
       Secured borrowings                                              274,276
       Notes Payable                                                   105,376
                                                                     ---------
           TOTAL CURRENT LIABILITIES                                   773,399
                                                                     ---------

COMMITMENT

STOCKHOLDERS' EQUITY
--------------------

           Common stock, zero par value, 30,000,000 shares
             authorized; issued and outstanding 4,140,000 and 0 at
              December 31, 2005 and 2004, respectively                      --
           Additional paid-in capital                                   35,000
           Common stock payable                                         50,000
           Retainedtearningsa (Deficit)                               (697,177)
                                                                     ---------
           TOTAL STOCKHOLDERS' EQUITY                                 (612,177)
                                                                     ---------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                    $ 161,222
                                                                     =========

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the year ended December 31, 2005, the allowance for doubtful accounts did not increase from $4,000 at December 31, 2004.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

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

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company expenses all advertising costs as incurred. For the years ended December 31, 2005 and 2004 the Company incurred approximately $50,212 and $90,000 in advertising expenses, respectively.

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

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

On November 1, 2004, the Company legally amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to that the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change the Company began recognizing the full valuation for deferred tax assets (See Note M).

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

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of accounting standards (Continued)

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SF AS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SF AS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SF AS 154 will have on its consolidated results of operations and financial condition but does not expect SF AS 154 to have a material impact.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. In the year ended December 31, 2005, the Company's four largest customers accounted for 71% (41%, 10%, 10% and 10%) of accounts receivable. In the year ended December 31, 2004, the Company's three largest customers accounted for 85% (48%, 22% and 14%) of accounts receivable.

For the year ended December 31, 2005, two customers individually accounted for approximately 64% of sales (51% and 13%). For the year ended December 31, 2004, four customers individually accounted for approximately 71% of sales (32%, 15%, 13% and 11%).

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of credit risk (Continued)

For the year ended December 31, 2005 and 2004, approximately 20% and 18%, respectively, of the Company's net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the year ended December 31, 2005, the Company's largest supplier accounted for 80% of product purchases. For the year ended December 31, 2004, the Company's three largest suppliers accounted for 73% of product purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2005 and 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor ("Factor") subsequent to terminating our factoring agreement with Benefactor Funding Corp. in August 2005. The Factor purchases certain customer accounts receivable on a non-recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the company for specific invoices. The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all Company assets.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE B - ACCOUNTS RECEIVABLE (Continued)

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of December 31, 2005 and 2004, the balance due to the Factor was $10,525 and $64,708, respectively, collateralized by the factored receivables of $28,755 and $80,885, respectively.

The accounts receivable balance as of December 31, 2005 is reported net of an allowance for doubtful accounts of $4,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at December 30, 2005 and 2004.

                   2005       2004
                 --------   --------
Finished goods   $251,788   $111,741
                 ========   ========

NOTE D - PREPAID EXPENSES

Prepaid expenses as of December 30, 2005 consists of $362,474 related to professional services (see Note L) paid with the Company's common stock and $2,255 of prepaid tradeshow costs.

$25,000 of the prepaid professional services relates to Pacific Sports Group, Inc. ("PSG"), which was acquired and included as part of these consolidated financials (see Note P). PSG issued 100,000 shares of its common stock for endorsement and promotion of a new product in their existing line of snowboards by a known singer. Subsequent to delivery of the stock it was discovered that the singer was already in contract, which superseded any and all contracts. PSG and now the Company are seeking legal remedy to cancel the outstanding shares. PSG and now the Company has accrued an amount equal to the shares valued at $0.25 per share, fair value, in their prepaid expenses, common stock and additional paid in capital at December 31, 2005. The outcome of the legal proceedings is unknown as of the date of the report.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE E - LOANS RECEIVABLE

During the year ended December 31, 2005, the Company made strategic loans totaling $237,253 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The total loans outstanding to the unaffiliated company are $237,253.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consist of the following:

                                    2005         2004
                                  --------    --------
Computer and office equipment     $ 34,456    $ 24,700
Furniture and fixtures               2,281       2,281
Machinery and equipment             11,262       8,462
                                  --------    --------
                                    47,999      35,443
Less:  Accumulated Depreciation    (35,706)    (17,197)
                                  --------    --------
                                  $ 12,293    $ 18,246
                                  ========    ========

Depreciation expense for the years ended December 31, 2005 and 2004 was $5,953 and $7,928, respectively.

NOTE G - GOODWILL

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company in a step transaction.

Under the terms of the purchase agreement, as filed on January 3, 2006, the Company agreed to purchase 100% of the issued and outstanding stock of PSG as of December 31, 2005. Pursuant to the terms of the agreement, PSG received $150,000 and 1,932,571 shares of the Company's stock in exchange for their issued and outstanding stock of PSG.

The goodwill balance of $1,288,577 is calculated as the total consideration of $826,400 ($150,000 in cash and 1,932,571 shares valued at $0.35, or $676,400)
plus assumed liabilities and debt of $623,399 less assets acquired of $161,222.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2004 consist of the following:

                                       2005       2004
                                     --------   --------
Payables to vendors                  $225,995   $126,769
Payables for inventory                330,668    230,903
Payables for professional services     35,364     17,400
Accrued payroll                        17,104         --
Accrued interest                       10,719     74,382
Accrued taxes                           7,230      8,963
                                     --------   --------
                                     $627,080   $458,417
                                     ========   ========

NOTE I - SECURED BORROWINGS

In connection with the purchase of Pacific Sports Group, Inc., the Company assumed their liabilities. PSG had entered into an agreement with Internet LC to secure financing for production in exchange for the assignment of international letters of credit ("LC") issued to the company from various customers. Internet LC typically advances up to 80% of the face amount of the LC. Upon delivery of goods by the company to the customer, Internet LC collects against the LC and remits back to the Company any amounts owed less interest and fees. The agreement provides that Internet LC will receive interest at the rate of 2% per month on amounts loaned. As of December 31, 2005 and 2004, the Company owed Internet LC principle, interest and fees of $275,462 and $131,778, respectively.

In July 2005, PSG entered into an agreement with Rocklan Credit Finance, LLC (Rocklan) to secure financing for production up to $300,000 in exchange for the assignment of domestic letter's of credit ("LC") issued to the company from various customers. Rocklan typically advances up to 100% of the product cost. Upon delivery of goods by the company to the customer, Rocklan collects against the LC and remits back to the Company any amounts owed less interest and fees. The agreement provides that Rocklan will receive interest at the rate of 3.5% per transaction on amounts loaned. As of December 31, 2005 and 2004, the Company was due $1,186 from Rocklan.

On September 12, 2005, the Company entered into a factoring agreement with JD Factor (See Note B). As of December 31, 2005 and 2004, the balance due to the Factor was $10,525 and $64,708.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE I - SECURED BORROWINGS (Continued)

The Company is reporting the lines of credit as secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of December 31, 2005 and 2004, the net balance due to the Factors was $284,801 and $64,708.

NOTE J - NOTES PAYABLE

Notes payable at December 31, 2005 and 2004, are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                                                     2005       2004
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ron and Dori Arks, bearing interest at 1.5% per month             $     --     29,800
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ron and Dori Arks, bearing interest at 2% per year                  27,125     35,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Myrwood and Coral Guy, bearing interest at 2% per year              64,825    100,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Ty Guy, bearing interest at 2% per year                             54,824     90,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to John Helms, bearing interest at 2% per year                        174,825    210,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year               14,825     50,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Kenny Huseman, bearing interest at 10% per year                      8,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Steve Baughn, bearing interest at 11.5% per month                   27,000
----------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Pacific Sports Incestors LLC, bearing interest at 10% per year      70,376
----------------------------------------------------------------------------------------------------------------------
                                                                                                   $441,800   $514,800
----------------------------------------------------------------------------------------------------------------------

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE J - NOTES PAYABLE (Continued)

Related party Notes payable at December 31, 2005 and 2004, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                2005        2004
-------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per month                          100,000
-------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Donald A. Dallape, President, bearing interest at 2% per year          1,000
-------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Scott Swendener, Vice-President, bearing interest at 2% per year       1,000
-------------------------------------------------------------------------------------------------------------------
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per year               64,825
-------------------------------------------------------------------------------------------------------------------
Unsecured note payable to Geno Apicella, Vice-President, non-interst bearing                     8,641
-------------------------------------------------------------------------------------------------------------------
                                                                                              $ 75,466   $ 100,000
-------------------------------------------------------------------------------------------------------------------

Total interest expense recognized during the years ended December 31, 2005 and 2004 was $57,669 and $153,253, respectively.

NOTE K - COMMITMENT

During the fiscal year ended December 31, 2005, the Company leased office and warehouse space at a rate of $6,806 per month with lease terms extending through April 30, 2006. Future lease payments under this operating lease are as follows:

        Location                 Approximate Square Feet             Current Lease Term      Monthly Rent   Total Commitment
----------------------------------------------------------------------------------------------------------------------------
1284 Puerta Del Sol Suite 150           8,883                    January 1, 2006 through       $ 7,216      $  28,864
                                                                    April 30, 2006                          ---------

Total Future Commitments                                                                                    $  28,864
                                                                                                            =========

The Company incurred $81,672 and $63,960 in rent expense during the fiscal years ended December 31, 2005 and 2004, respectively.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the year ended December 31, 2005 and 2004, the company recognized $50,000 and $18,493, respectively of expense in connection with this contract with the remaining balance of $31,507 accounted for as prepaid expense.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the year ended December 31, 2005, the company recognized $26,113 of expense in connection with this contract with the remaining balance of $36,387 accounted for as prepaid expense.

On September 9, 2004, the Company commenced a limited Private Placement Memorandum (PPM) to raise up to $1,750,000 through the sale of the Company's common stock at a price of $0.25 per share. During the year ended December 31, 2004, the Company received $69,500 in exchange for 278,000 shares of common stock. Also in connection with the PPM, during the year ended December 31, 2005, the Company received $654,870 in cash and $5,130 in commitments in exchange for 2,640,000 shares of common stock. In total, the PPM resulted in the issuance of 2,918,000 shares of common stock.

On January 2, 2005, the Company agreed to pay their SEC attorney 100,000 shares of common stock valued at $25,000 which represents the fair market value of the stock as of that date for services rendered during the quarter ended March 31, 2005. We expensed the full value of the common stock during the quarter ended March 31, 2005.

As of February 28, 2005, all of the notes payable outstanding at December 31, 2004, totaling $614,800, were cancelled and new notes payable were issued accruing interest at 2% per annum until February 28, 2006. At that time, the remaining outstanding principal balance and all interest accrued but unpaid can be paid with the Company's common stock at a conversion price of $0.25 per share for every dollar of interest owed to the note holder. All interest accrued but unpaid as of February 28, 2005 was converted to the Company's common stock at the conversion price of $0.25 per share for every dollar of interest owed to the note holder representing an addition to stockholders' equity of approximately $104,232 and 416,931 shares of common stock.

In April 2005 the Company agreed to issue 8,500,000 shares of its common stock to its founding members and key employees for value received of $2,125,000, or $0.25 per share.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' EQUITY (Continued)

The company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. For the year ended December 31, 2005, the company recognized $495,420 of expense in connection with these contracts with the remaining balance of $269,580 accounted for as prepaid expense.

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

During the fourth quarter of fiscal year 2005, the Company received net proceeds of $1,176,550 and issued 3,061,570 shares of common stock with $105,000, or 300,000 shares unissued and included in common stock payable as of December 31, 2005. These shares were issued pursuant to the company's SB-2 registration statement originally filed with the Securities and Exchange Commission on June 16, 2005 with final approval occurring on September 27, 2005, our final amended SB-2/A filing.

On December 31, 2005, the Company's board of directors approved the issuance of 21,428 shares of common stock payable to Craig Washington, Director for services rendered during fiscal year 2005. The shares were valued at fair market value, or $0.35 resulting in compensation expense of $7,500.

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company. As of December 31, 2005, the company owes the PSG shareholder's 1,932,571 shares of common stock valued at $0.35, or $676,400 (See Note G).

NOTE M - NET OPERATING LOSS CARRY FORWARD

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2005 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE M - NET OPERATING LOSS CARRY FORWARD


                      United States   Corporation Income Taxes
-------------------    -----------   -----------------------------
Period of Loss           Amount      Expiration Date
-------------------    -----------   -----------------------------
December 31, 2005      $3,566,580     December 31, 2025
-------------------    -----------    -----------------------------
December 31, 2004      $  420,935     December 31, 2024

Prior to November 2004 the Company was organized as an S-Corporation and all losses were distributed and recognized through the tax returns of the owners.

The loss for the fiscal year ended December 31, 2005 was $3,566,580. As of December 31, 2005 a valuation allowance for the full amount of the net deferred tax asset has been recognized over the periods for $1,426,632 based on an anticipated tax rate of 40%.

NOTE N - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors give raise substantial doubt about its ability to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's working capital deficiency, and 2) implement a plan to generate additional sales. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE O - SUBSEQUENT EVENTS (Unaudited)

On January 2, 2006, the Company's board of directors approved the 2006 Non-Employee Director's Stock Incentive Plan subject to shareholder approval.

On January 31, 2006, the Company borrowed $20,000 from an individual at an interest rate of 12% per annum, due on or before July 30, 2006, secured by 80,000 shares of Company stock.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE O - SUBSEQUENT EVENTS (Unaudited) (Continued)

On February 13, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were retired by each shareholder in an effort to improve the Company's capital structure.

The following stock related transactions occurred subsequent to December 31, 2005:

      o On January 3, 2006, the Company issued 300,000 shares of common stock for which we had received funds during the year ended December 31, 2005 pursuant to our SB-2/A;

      o On March 6, the Company issued 21,428 shares to Craig Washington, Director, for services rendered in fiscal year 2005;

      o On January 3, 2006, the Company received $5,000 for which 14, 286 shares had been issued during 2005 pursuant to our SB-2/A;

      o On January 3, 2006, the Company received $70,000 in exchange for 200,000 shares of common stock that were issued pursuant to our SB-2/A;

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE P - ACQUISITION OF PACIFIC SPORTS GROUP, INC. ("PSG")

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company in a step transaction.

Under the terms of the purchase agreement, as filed on January 3, 2006, the Company agreed to purchase 100% of the issued and outstanding stock of PSG as of December 31, 2005. Pursuant to the terms of the agreement, PSG received $150,000 and 1,932,571 shares of the Company's stock in exchange for their issued and outstanding stock of PSG.

The following summarized consolidated pro forma balance sheets and statements of revenue and expenses assume the acquisition occurred as of January 1, 2005 (the most recent audited year-end financial statements of the Company) and January 1, 2004 and for the years ended December 31, 2005 and December 31, 2004. The unaudited pro forma consolidating financial statements are based on available information and the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidating financial statements do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

Execute Sports, Inc.
Consolidated Pro Forma Balance Sheet
December 31, 2005
--------------------------------------------------------------------------------

                                                        Pacific Sports     Execute                        December 31,
                                                          Group, Inc.    Sports, Inc.                        2005
                                                         December 31,    December 31,       Pro Forma      Pro Forma
                                                            2005            2005              Entries     Consolidated
                                                         ------------    ------------       -----------   ------------
ASSETS
CURRENT ASSETS
       Cash                                              $     48,320    $    322,815                     $    371,135
       Accounts receivable, net                                45,079          98,259                          143,338
       Inventory                                               38,368         213,420                          251,788
       Prepaid expenses                                        27,255         337,474                          364,729
       Loans receivable                                            --         237,253                          237,253
                                                         ------------    ------------       -----------   ------------
            TOTAL CURRENT ASSETS                              159,022       1,209,221                --      1,368,243

Fixed assets
       Cost                                                    12,556          35,443                           47,999
       Accumulated Depreciation                               (12,556)        (23,150)                         (35,706)
                                                         ------------    ------------       -----------   ------------
       Net                                                         --          12,293                --         12,293

Investments, stock issued                                                     676,400(2)       (676,400)            --
Investments, Cash                                                             150,000(1)       (150,000)            --
Goodwill                                                                                      1,288,577      1,288,577
Deposits                                                        2,200           3,560                            5,760
                                                         ------------    ------------       -----------   ------------
            TOTAL ASSETS                                 $    161,222    $  2,051,474       $   462,177   $  2,674,873
                                                         ============    ============       ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,056,400

CURRENT LIABILITIES
       Accounts payable and accrued expenses             $    218,485    $    408,595                     $    627,080
       Customer deposits                                       25,262              --                           25,262
       Due to related entity                                  150,000              --(1)        (150,000)           --
       Secured borrowings                                     274,276          10,525                          284,801
       Notes Payable                                          105,376         336,424                          441,800
       Related party notes payable                                 --          75,466                           75,466
                                                         ------------    ------------       -----------   ------------
            TOTAL CURRENT LIABILITIES                         773,399         831,010          (150,000)     1,454,409

       Long term debt                                              --              --                               --
                                                         ------------    ------------       -----------   ------------
            TOTAL LIABILITIES                                 773,399         831,010          (150,000)     1,454,409

COMMITMENT                                                         --              --                               --

STOCKHOLDERS' EQUITY

            Common stock par value $.001,
              75,000,000 shares authorized, 18,706,501
              issued and outstanding                               --          18,702                --         18,702
            Additional paid-in capital                         35,000       4,958,951(2)        (35,000)     4,958,951
            Common stock payable/subscribed                    50,000         788,900(2)        (50,000)       788,900
            Accumulated deficit                              (697,177)     (4,546,089)(2)       697,177     (4,546,089)
                                                         ------------    ------------       -----------   ------------

            TOTAL STOCKHOLDERS' EQUITY                       (612,177)      1,220,464           612,177      1,220,464
                                                         ------------    ------------       -----------   ------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                       $    161,222    $  2,051,474       $   462,177   $  2,674,873
                                                         ============    ============       ===========   ============


(1) Represents cash paid to Pacific Sports Group, Inc. upon the execution of the Letter of Intent
(2) The company issued an adjusted 1,932,571 shares of common stock to the shareholders of Pacific Sports Group, Inc. ($676,400 to common stock payable/subscribed), in additon to $150,000 in cash and elimination of the accumulated deficit prior to the acqusition.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

Execute Sports, Inc.
Consolidated Pro Forma Balance Sheet
December 31, 2004
--------------------------------------------------------------------------------

                                                           Pacific Sports     Execute                         December 31,
                                                             Group, Inc.    Sports, Inc.                          2004
                                                            December 31,    December 31,       Pro Forma       Pro Forma
                                                                2004           2004              Entries      Consolidated
                                                            ------------    ------------       ------------   ------------
ASSETS
CURRENT ASSETS
      Cash                                                  $    151,691    $   (144,846)                     $      6,845
      Accounts receivable, net                                    45,708         107,708                           153,416
      Inventory                                                       --         111,741                           111,741
      Prepaid expenses                                                --          81,507                            81,507
                                                            ------------    ------------       ------------   ------------
          TOTAL CURRENT ASSETS                                   197,399         156,110                 --        353,509

Fixed assets
      Cost                                                        12,556          35,443                            47,999
      Accumulated Depreciation                                   (10,117)        (17,197)                          (27,314)
                                                            ------------    ------------       ------------   ------------
      Net                                                          2,439          18,246                 --         20,685

Investments, stock issued                                                        676,400           (676,400)            --
Investments, Cash                                                                150,000           (150,000)            --
Goodwill                                                                                 (2)        986,338        986,338
Deposits                                                           2,200           3,560                             5,760
                                                            ------------    ------------       ------------   ------------
          TOTAL ASSETS                                      $    202,038    $  1,004,316       $    159,938   $  1,366,292
                                                            ============    ============       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                 $    135,118    $    458,417                      $    593,535
      Customer deposits                                           15,914              --                            15,914
      Due to related entity                                      150,000              --(1)        (150,000)            --
      Secured borrowings                                         131,778          64,708                           196,486
      Notes Payable                                               15,188         514,800                           529,988
      Related party notes payable                                     --         100,000                           100,000
                                                            ------------    ------------       ------------   ------------
          TOTAL CURRENT LIABILITIES                              447,998       1,137,925           (150,000)     1,435,923

      Long term debt                                              63,978              --                            63,978
                                                            ------------    ------------       ------------   ------------
          TOTAL LIABILITIES                                      511,976       1,137,925           (150,000)     1,499,901

COMMITMENT                                                            --              --                                --

STOCKHOLDERS' EQUITY

          Common stock par value $.001, 75,000,000 shares
            authorized, 0 issued and outstanding                      --              --                                --

          Additional paid-in capital                                  --              --                                --
          Common stock payable/subscribed                             --         845,900                           845,900
          Accumulated deficit                                   (309,938)       (979,509)(2)        309,938       (979,509)
                                                            ------------    ------------       ------------   ------------

          TOTAL STOCKHOLDERS' EQUITY                            (309,938)       (133,609)           309,938       (133,609)
                                                            ------------    ------------       ------------   ------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $    202,038    $  1,004,316       $    159,938   $  1,366,292
                                                            ============    ============       ============   ============

(1) Represents cash paid to Pacific Sports Group, Inc. upon the execution of the Letter of Intent
(2) The company issued an adjusted 1,932,571 shares of common stock to the shareholders of Pacific Sports Group, Inc. ($676,400 to common stock payable/subscribed), in additon to $150,000 in cash and elimination of the accumulated deficit prior to the acqusition.

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

Execute Sports, Inc.
Consolidated Pro Forma Statement of Revenue and Expense
Twelve Months Ended December 31, 2005
--------------------------------------------------------------------------------

                                                          Pacific Sports       Execute
                                                            Group, Inc.      Sports, Inc.  Consolidated
                                                             01/01/05         01/01/05       01/01/05
                                                              through          through       through
                                                            12/31/05          12/31/05       12/31/05
                                                          --------------    ------------    ------------
REVENUES
       Sales                                              $      466,867    $  1,389,163    $  1,856,030
       Cost of sales                                             235,944       1,056,441       1,292,385
                                                          --------------    ------------    ------------
            Gross profit                                         230,923         332,722         563,645

EXPENSES
       General and administrative expenses                       319,752       3,582,721       3,902,473
       Selling and advertising                                   168,917         240,247         409,164
       Depreciation & Amortization                                 2,439           5,953           8,392
                                                          --------------    ------------    ------------
            Total expense                                        491,108       3,828,921       4,320,029

            Income (loss) from operations                       (260,185)     (3,496,199)     (3,756,384)

OTHER INCOME AND EXPENSES
       Gain on the disposal of assets                                 --              --              --
       Other income                                               20,309              11          20,320
       Other expense                                              (4,808)             (3)         (4,811)
       Interest expense                                         (142,555)        (70,389)       (212,944)
                                                          --------------    ------------    ------------
            Total other income and expenses                     (127,054)        (70,381)       (197,435)

       NET INCOME (LOSS)                                  $     (387,239)   $ (3,566,580)   $ (3,953,819)
                                                          ==============    ============    ============

       Weighted average shares outstanding
       Basic and diluted                                                      11,982,506      11,982,506
       Shares to be issued for acqusition                                      1,932,571       1,932,571
                                                                            ------------    ------------
       Total Weighted average common shares outstanding                       13,915,077      13,915,077

       Net (loss) per common share (basic and diluted)                      $      (0.26)   $      (0.28)
                                                                            ============    ============

EXECUTE SPORTS, INC
(FORMERLY PADOVA INTERNATIONAL U.S.A., INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

Execute Sports, Inc.
Consolidated Pro Forma Statement of Revenue and Expense
Twelve Months Ended December 31, 2004
--------------------------------------------------------------------------------

                                                          Pacific Sports       Execute
                                                            Group, Inc.      Sports, Inc.  Consolidated
                                                             01/01/04         01/01/04       01/01/05
                                                              through          through       through
                                                             12/31/04          12/31/04      12/31/05
                                                          --------------    ------------    ------------
REVENUES
       Sales                                              $      522,598    $  1,384,188    $  1,906,786
       Cost of sales                                             794,857       1,135,303       1,930,160
                                                          --------------    ------------    ------------
            Gross profit                                        (272,259)        248,885         (23,374)

EXPENSES
       General and administrative expenses                       499,892         384,486         884,378
       Selling and advertising                                   174,144         237,802         411,946
       Depreciation & Amortization                                10,427           7,928          18,355
                                                          --------------    ------------    ------------
            Total expense                                        684,463         630,216       1,314,679

            Income (loss) from operations                       (956,722)       (381,331)     (1,338,053)

OTHER INCOME AND EXPENSES
       Gain on the disposal of assets                              5,675              --           5,675
       Other income                                                   --               2               2
       Other expense                                             (52,967)             --         (52,967)
       Interest expense                                          (22,617)       (159,161)       (181,778)
                                                          --------------    ------------    ------------
            Total other income and expenses                      (69,909)       (159,159)       (229,068)

       NET INCOME (LOSS)                                  $   (1,026,631)   $   (540,490)   $ (1,567,121)
                                                          ==============    ============    ============

       Weighted average shares outstanding
       Basic and diluted                                                         224,773         224,773
       Shares to be issued for acqusition                                      1,932,571       1,932,571
                                                                            ------------    ------------
       Total Weighted average common shares outstanding                        2,157,344       2,157,344

       Net (loss) per common share (basic and diluted)                      $      (0.25)   $      (0.73)
                                                                            ============    ============