Form 10QSB
period 2006-03-31
EXECUTE SPORTS INC
filed 2006-05-18
CIK 1330292

Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2006.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________To_________________

Commission File Number 333-125868

Execute Sports, Inc.
----------------------------------------------------
(Exact Name Of Registrant As Specified In Its Charter)

Nevada ------------------------------	30-0038070 -----------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1284 Puerta Del Sol, Suite 150
San Clemente, CA 92673
(858) 518-1387
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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 9, 2006 was 20,885,483.

TABLE OF CONTENTS

Page
----
Part I

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2006 (Unaudited)	1

Consolidated Statements of Operations for the three months
Ended March 31, 2006 and 2005(unaudited)	2

Consolidated Statements of Stockholders Equity for the
three months Ended March 31, 2006 (unaudited)	3

Consolidated Statements of Cash Flows for the
three months ended March 31, 2006 and 2005 (unaudited)	4

Notes To Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis	18

Item 3. Controls and Procedures	30

Part II – Other Information

Item 4. Exhibits and Reports on Form 8-K	31

Item 5. Signatures	31

EXECUTE SPORTS, INC.
Consolidated Balance Sheet
March 31, 2006
(Unaudited)
March 31,
2006
ASSETS
CURRENT ASSETS
Cash	$55,547
Accounts receivable, net (Note B)	256,241
Inventory (Note C)	471,670
Prepaid expenses (Note D)	241,056
Loans receivable (Note E)	379,689
Employee advance	10,129
TOTAL CURRENT ASSETS	1,414,332

Fixed assets (Note F)
Cost	51,305
Accumulated Depreciation	(36,844)
Net	14,461

Goodwill (Note G)	1,288,577
Deposits	7,323
1,295,900
TOTAL ASSETS	$2,724,693

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note H)	896,443
Secured borrowings (Note B)	55,365
Notes Payable (Note I)	435,202
Related party notes payable (Note I)	606,337
TOTAL CURRENT LIABILITIES	1,993,347

COMMITMENT (Note J)	-

STOCKHOLDERS' EQUITY (Note K)
Common stock, par value $.001, 75,000,000 shares authorized
authorized; issued and outstanding 20,851,886 at March 31, 2006	20,847

Additional paid-in capital	6,076,381
Common stock payable	4,828
Retained earnings <Deficit>	(5,370,710)

TOTAL STOCKHOLDERS' EQUITY	731,346

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,724,693

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

REVENUES
Sales	$595,534	$639,610
Cost of sales	477,942	425,784
Gross profit	117,592	213,826

EXPENSES
General and administrative expenses	804,643	164,276
Selling and advertising	127,195	31,997
Depreciation expense	1,138	1,488
Total expense	932,976	197,761

Income (loss) from operations	(815,384)	16,065

OTHER INCOME AND EXPENSES
Interest income	4,806
Other income	2,803	-
Interest expense	16,846	20,447
Total other income and expenses	(9,237)	(20,447)

NET INCOME (LOSS)	$(824,621)	$(4,382)

Weighted average shares outstanding	18,971,534	1,362,387

Earnings per share	$(0.043)	$(0.003)

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	900,000	-
Warrants	156,190	-
debt collateralized with common stock	661,556	-

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity
As of March 31, 2006

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholder's
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity

December 31, 2004	-	$-	$169,500	$-	$(979,509)	$(810,009)

Share subscriptions receivable				(5,130)		(5,130)
Shares subscribed for cash	2,918,000	2,918	(69,500)	726,582		660,000
Shares issued in connection with SB-2	3,061,570	3,057	105,000	1,068,494		1,176,551
Shares payable for services	12,310,000	12,310	(100,000)	3,065,190		2,977,500
Shares payable for accrued interest	416,931	417		103,815		104,232
Shares issued for acquisition			676,400			676,400
Shares to be issued for
director compensation			7,500			7,500
Net Loss					(3,566,580)	(3,566,580)
December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	21,428	21	(7,500)	7,479		-
Shares issued for accrued interest			4,828			4,828
Shares issued for cash in connection with
the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Stock options granted				45,938		45,938
Shares issued for cash	600,000	600		169,400		170,000
Shares issued for services	85,500	85		36,969		37,054
Shares issued for debt retirement	205,888	206		72,347		72,553
Net loss					(824,621)	(824,621)
March 31, 2006	20,851,886	20,847	4,828	6,076,381	(5,370,710)	731,346

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(824,621)	$(4,382)
Adjustments to reconcile net loss
net cash used by operating activities:
Depreciation	1,138	1,488
Common stock payable for services	52,368	87,500
Compensation expense on options granted	45,938	-
Common stock payable for accrued interest	-	104,232
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable	(112,903)	(246,830)
Inventory	(219,882)	(56,102)
Prepaid expenses	123,673	(105,943)
Employee advance	(10,129)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	269,363	(126,895)
Customer deposits	(25,262)	-
NET CASH USED FOR OPERATING ACTIVITIES	(700,317)	(346,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan proceeds to unaffiliated company	(142,436)	-
Acquisition of furniture and equipment	(3,306)	-
NET CASH USED FOR INVESTING ACTIVITIES	(145,742)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	(1,563)	-
Common stock subscribed	4,828	172,500
Issuance of common stock	232,369	-
Proceeds from notes payable	515,000	-
Repayment of notes payable	(36,598)	(2,500)
Repayment of related party notes payable	(12,560)	-
Proceeds from related party notes payable	58,431	16,000
Secured borrowings	(229,436)	185,171
NET CASH PROVIDED BY FINANCING ACTIVITIES	530,471	371,171

NET INCREASE <DECREASE> IN CASH	(315,588)	24,239

CASH, beginning of period	371,135	5,154

CASH, end of period	$55,547	$29,393

SUPPLEMENTAL DISCLOSURE:

Taxes paid	$12,468	$-
Interest paid	$6,000	$20,447

Other non-cash investing and financing activities:
Shares issued for services	$37,054	$87,500
Shares issued for debt retirement	$72,553	$-

SEE NOTES TO FINANCIAL STATEMENTS

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements for the Company as of December 31, 2005 and for the two years then ended, including notes thereto.

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

Principles of consolidation

The consolidated financial statements include the accounts of Execute Sports, Inc. and its subsidiary, which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three months ended March 31, 2006, the allowance for doubtful accounts did not increase from $4,000 at December 31, 2005.

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

Advertising

The Company expenses all advertising costs as incurred. For the three months ended March 31, 2006 and 2005 the Company incurred approximately $51,355 and $26,988 in advertising expenses, respectively.

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

Comprehensive loss

The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Income taxes

On November 1, 2004, the Company legally amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to that the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change the Company began recognizing the full valuation for deferred tax assets (See Note N).

Impact of accounting standards

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share- based payments previously available under APB 25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. The Company has adopted this accounting pronouncement which will have a material impact on their financial position and results of operations.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. In the three months ended March 31, 2006, the Company's largest customer accounted for 30% of accounts receivable. In the three months ended March 31, 2005, the Company's three largest customers accounted for 79% (35%, 34% and 10%) of accounts receivable.

For the three months ended March 31, 2006, one customer accounted for approximately 68% of sales. For the three months ended March 31, 2005, two customers individually accounted for approximately 78% of sales (60% and 18%).

For the three months ended March 31, 2006 and 2005, approximately 2% and 7%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three months ended March 31, 2006, the Company's three largest suppliers individually accounted for approximately 82% (57%, 15% and 10%) of product purchases. For the three months March 31, 2005, the Company's largest supplier accounted for 82% of product purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor (“Factor”) subsequent to terminating the factoring agreement with Benefactor Funding Corp. in August 2005. The Factor purchases certain customer accounts receivable on a non-recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the company for specific invoices. The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all Company assets.

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As of March 31, 2006 the balance due to the Factor was $55,365 collateralized by factored receivables of $69,208.

The accounts receivable balance as of March 31, 2006 is reported net of an allowance for doubtful accounts of $4,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at March 31, 2006 and 2005.

	2006	2005
Finished goods	$471,670	$167,843

NOTE D - PREPAID EXPENSES

Prepaid expenses as of March 31, 2006 consists of $241,056 related to professional services (see Note K) paid with the Company’s common stock. Of the prepaid professional services, $25,000 relates to Pacific Sports Group, Inc., which was acquired and included as part of these consolidated financials.

NOTE E - LOANS RECEIVABLE

During the quarter ended March 31, 2006, the Company made strategic loans totaling $142,436 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The total loan(s) outstanding to the unaffiliated company is $379,689. The interest rate offered on the loan is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements. Make sure Sheryl accrued interest for these

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 and 2005 consist of the following:

	2006	2005
Computer and office equipment	$37,762	$24,700
Furniture and fixtures	2,281	2,281
Machinery and equipment	11,262	8,462
	$51,305	$35,443
Less: Accumulated Depreciation	(36,844)	(18,685)
	$14,461	$16,758

Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,138 and $1,488, respectively.

NOTE G - GOODWILL

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company in a step transaction.

Under the terms of the purchase agreement, as filed on January 3, 2006, the Company agreed to purchase 100% of the issued and outstanding stock of PSG as of March 31, 2006. Pursuant to the terms of the agreement, PSG received $150,000 and 1,932,569 shares of the Company’s stock in exchange for their issued and outstanding stock of PSG.

The goodwill balance of $1,288,577 is calculated as the total consideration of $826,400 ($150,000 in cash and 1,932,569 shares valued at $0.35, or $676,400) plus assumed liabilities and debt of $623,399 less assets acquired of $161,222.

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2006 consist of the following:

2006
Payables to vendors	$413,279
Payables for inventory	328,578
Payables for professional services	105,710
Accrued payroll	30,781
Accrued interest	13,022
Accrued taxes	5,073
$896,443

NOTE I - NOTES PAYABLE

Notes payable at March 31, 2006 is as follows:

2006
Unsecured demand note payable to Ron and Dori Arks, bearing interest at 2% per year.	23,206
Unsecured demand note payable to Myrwood and Coral Guy, bearing interest at 2% per year.	60,905
Unsecured demand note payable to Ty Guy, bearing interest at 2% per year.	50,905
Unsecured demand note payable to John Helms, bearing interest at 2% per year.	170,905
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year.	10,905
Unsecured demand note payable to Kenny Huseman, bearing interest at 10% per year.	8,000
Unsecured demand note payable to Steve Baughn, bearing interest at 11.5% per month.	10,000
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year.	70,376
Secured demand note payable to Christian Beckas, bearing interest at 12% per year and collateralized by 80,000 shares of common stock.	20,000
Secured demand note payable to Hector Peneda, bearing interest at 12% per year and collateralized by 40,000 shares of common stock.	10,000
$435,202

Related party Notes payable at March 31, 2006 is as follows:

2006
Secured demand note payable to Craig Hudson, bearing interest at 12% per year and collateralized by 200,000 shares of common stock.	$50,000
Secured demand note payable to Alexander London, bearing interest at 0% per year and collateralized by 320,000 shares of common stock.	80,000
Secured demand note payable to Sundar Communication Group, bearing interest at 9% per year and collateralized by 400,000 shares of common stock.	100,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Valley Financial, bearing interest at 9% per year and collateralized by 540,000 shares of common stock..	135,000
Unsecured note payable to R. Rizzo, bearing interest at 2% per year.	50,000
Unsecured note payable to Donald A. Dallape, President, bearing interest at 2% per year.	1,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	8,431
Unsecured note payable to Scott Swendener, Vice-President, bearing interest at 2% per year.	1,000
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per year.	60,906
$606,337

During the three months ended March 31, 2006, the Company issued $515,000 of secured notes payable collateralized by 2,060,000 shares of common stock. Each secured note payable matures six (6) months from the date of issue.

The interest rate offered on the 0% and 2% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements

Total interest paid during the three months ended March 31, 2006 and 2005 was $6,000 and $20,447, respectively. Interest paid to related parties during the three months ended March 31, 2006 and 2005 was $0 and $4,000, respectively.

NOTE J - COMMITMENT

During the three months ended March 31, 2006, the Company leased office and warehouse space at a rate of $6,806 per month with lease terms extending through April 30, 2006. Future lease payments under this operating lease are as follows:

Location	Approximate Square Feet	Current Lease Term	Monthly Rent

1284 Puerta Del Sol Suite 150	8,883	April 30, 2006	$6,806
Total Future Commitments

The Company incurred $20,418 and $20,418 in rent expense during the three months ended March 31, 2006 and 2005, respectively.

NOTE K - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended March 31, 2006 and 2005, the company recognized $12,328 and $12,328, respectively, of expense in connection with this contract with the remaining balance of $19,178 accounted for as prepaid expense.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended March 31, 2006 and 2005, the company recognized $7,705 and $2,568, respectively, of expense in connection with this contract with the remaining balance of $28,681 accounted for as prepaid expense.

On September 9, 2004, the Company commenced a limited Private Placement Memorandum (PPM) to raise up to $1,750,000 through the sale of the Company’s common stock at a price of $0.25 per share. During the year ended December 31, 2004, the Company received $69,500 in exchange for 278,000 shares of common stock. Also in connection with the PPM, during the year ended December 31, 2005, the Company received $660,000 in cash in exchange for 2,640,000 shares of common stock. In total, the PPM resulted in the issuance of 2,918,000 shares of common stock.

On January 2, 2005, the Company paid 100,000 shares of common stock for legal services valued at $25,000 which represents the fair market value of the stock as of that date for services rendered during the quarter ended March 31, 2005. We expensed the full value of the common stock during the quarter ended March 31, 2005.

As of February 28, 2005, all of the notes payable outstanding at December 31, 2004, totaling $614,800, were cancelled and new notes payable were issued accruing interest at 2% per annum until February 28, 2006. At that time, the remaining outstanding principal balance and all interest accrued but unpaid can be paid with the Company’s common stock at a conversion price of $0.25 per share for every dollar of interest owed to the note holder. All interest accrued but unpaid as of February 28, 2005 was converted to the Company’s common stock at the conversion price of $0.25 per share for every dollar of interest owed to the note holder representing an addition to stockholders’ equity of approximately $104,232 and 416,931 shares of common stock.

In April 2005 the Company agreed to issue 8,500,000 shares of its common stock to its founding members and key employees for value received of $2,125,000, or $0.25 per share.

The company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. For the three months ended March 31, 2006, the company recognized $101,384 of expense in connection with these contracts with the remaining balance of $168,197 accounted for as prepaid expense.

The Company did not issue any stock for the years ending December 31, 2003, 2004 or the six month period ending June 30, 2005. From July 22, 2005 through August 9, 2005, the Company issued 15,644,931 shares of common stock related to the items above. Our earnings per share calculation in the Statement of Operations for the three months ended March 31, 2005 is on an “if-issued” basis and reflects the weighted average common stock that would have been outstanding had all shares that were purchased for cash and all shares that would be issued for services had been issued on the date of purchase or contract date for services.

During the three months ended December 31, 2005, the Company received net proceeds of $1,176,550 and issued 3,061,570 shares of common stock with $105,000, or 300,000 shares unissued and included in common stock payable as of December 31, 2005. On January 8, 2006, the Company issued the 300,000 shares. On January 3, 2006, the company issued 200,000 shares in exchange for $70,000. These shares were issued pursuant to the company’s SB-2 registration statement originally filed with the Securities and Exchange Commission on June 16, 2005 with final approval occurring on September 27, 2005, our final amended SB-2/A filing. In total the company issued 3,561,570 shares of common stock in exchange for $1,246,550.

On December 31, 2005, the Company’s board of directors approved the issuance of 21,428 shares of common stock payable to a member of the Board of Directors for services rendered during fiscal year 2005. The shares were valued at fair market value, or $0.35 resulting in compensation expense of $7,500. The shares were issued on March 6, 2006

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company. On March 10, 2006, the company issued the PSG shareholder’s 1,932,569 shares of common stock valued at $0.35, or $676,400 (See NOTE G).

During the first quarter of 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were retired and canceled by each shareholder in an effort to improve the Company’s capital structure (See NOTE P).

On March 8, 2006, the Company entered into a line of credit with a primary softgoods supplier whereby the company will issue up to 1,142,857 shares of common stock in exchange for $400,000 of inventory. On March 10, 2006, the Company issued 174,031 shares of common stock pursuant to the line of credit in exchange for a reduction in accounts payable for inventory valued at $60,911. Pursuant to this agreement, the supplier was granted two warrants to purchase the Company’s common stock. The supplier exercised one warrant in full and received 400,000 shares of common stock in exchange for $100,000. The remaining warrant gives the supplier the right to purchase 500,000 shares of common stock for $0.35 per share (see NOTE L).

From March 10, 2006 through March 29, 2006, the Company issued 117,357 shares of common stock in exchange for services and debt retirement.

NOTE L - WARRANTS

At March 31, 2006 the Company had 528,571 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Issue	Expiration
Class	Warrants	Warrant	Date	Date
A	500,000	$0.35	3/3/2006	TBD
A	28,571	$0.35	3/29/2006	9/30/07

Subtotal	528,571

During the three months ended March 31, 2006, a single 400,000 “A” Warrant was issued and exercised resulting in $100,000 to the Company and the issuance of 400,000 shares of Common Stock (See NOTE K).

Stock Warrants Issued to Third Parties

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

In addition, the Company evaluates each derivative issued to determine whether treatment as either equity or a liability is warranted pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock of that derivative.

During the three months ended March 31, 2006, two warrants were issued; a 500,000 “A” Warrant and 28,571 “A” Warrant. The terms of each warrant are substantially the same. No additional services are required beyond the issue date, each warrant has registration rights, but no liquidated damage clause and net-share settlement is required. Thus, pursuant to EITF 00-19, the Company has included the fair market value of these warrants in stockholders equity. The Company calculated the value of the 500,000 “A” warrants on the closing date of the transactions as being $ 45,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 2.5 years, exercise price $.35, volatility 1.6%, risk free rate 4.86%, and zero dividend yield. The Company calculated the value of the 28,571 “A” warrants on the closing date of the transactions as being $ 4,571 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 1.5 years, exercise price $.35, volatility 5.2%, risk free rate 4.86%, and zero dividend yield.

NOTE M - STOCK INCENTIVE PLAN

On December 31, 2005, the Board of Directors of the Company adopted the 2006 Execute Sports, Inc. Stock Incentive Plan (the “Plan”). The Plan is to advance the interests of Execute Sports, Inc. through the attraction, motivation and retention of key Employees (including officers and employee directors) and Consultants of the Company, its Affiliates and its stockholders by providing those persons who have substantial responsibility for the management and growth of the Company and its Affiliates with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its Affiliates.

The total number of shares of Stock set aside for Awards may be granted under the Plan shall be 1,500,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Restricted Stock and/or Deferred Stock. No Incentive Option, Nonqualified Option, Restricted Stock and/or Deferred Stock shall be granted pursuant to the Plan ten years after the Effective Date. The Plan was effective January 1, 2006 (the "Effective Date").

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2006. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each option shall be ten years from the Date of Grant. The option price shall be the fair market value of Execute Sports, Inc. Common Stock on the date the option is granted. Under no circumstances shall any option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in cash and in full at the time of exercise. Neither the Committee on Directors and Governance nor the Board of Directors may reprice any Option that is "underwater." Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	900,000	$0.35
Granted	-
Forfeited	-
Exercised	-
Outstanding at end of period	900,000	$0.35

Options exerciseable at end of period	112,500

The following table summarizes information about the Company's stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At March 31,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.35	900,000	1.70	$0.35	900,000	$0.35

Total	900,000	1.70	$0.35	900,000	$0.35

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards. Compensation cost is amortized over the vesting period. The current options were granted prior to the Company’s common stock trading in the secondary markets. Thus, fair value was determined to be $0.35 per share using the Company’s SB-2 (originally filed on June 16, 2005) as a proxy. Given that the Company is currently trading on the secondary markets and relevant fair market value data is available, the Company intends to value all future stock option grants using the Black-Scholes Option Pricing Model. During the three months ended March 31, 2006, the Company recognized compensation expense of $45,938. To date the Company has recognized compensation expense in the amount of $45,938.

NOTE N - NET OPERATING LOSS CARRY FORWARD

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

United States Corporation Income Taxes
Period of Loss	Amount	Expiration Date
December 31, 2005	$3,566,580	December 31, 2025
December 31, 2004	$420,935	December 31, 2024

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

NOTE O - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors give raise substantial doubt about its ability to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to generate additional sales. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE P - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

During the three months ended March 31, 2006, the Company incurred $18,892 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s president, Todd Pitcher.

NOTE Q - SUBSEQUENT EVENTS

On May 1, 2006, the Company issued 33,597 shares of common stock for settlement of liabilities.

On May 5, 2006, Donald Dallape, a co-founder, Chairman and Chief Executive Officer of Execute Sports, Inc. tendered his resignation to the Company’s board of directors as CEO and Chairman, effective immediately. The board of directors accepted Mr. Dallape’s resignation and the Company has reached an amicable severance agreement with him. Mr. Dallape's resignation letter was not related to any disagreement with the Company or of it subsidiary on any matter relating to the Company's or its subsidiary operations, policies and practices.

In May, 2006 we commenced a private placement to sell up to $1,900,000 of convertible debentures with a $10,000,000 equity line of credit following an effective registration statement. The Company is currently in the process of securing this financing and anticipates receiving up to $950,000 in the near term.

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

Inventories

Inventories are valued at the lower of cost or market and primarily consist of wetsuits, sticker kits and related accessories.  Cost is determined using the average cost method.  The inventory balance reflects management’s estimate of net realizable value. Management performs periodic assessments based on our understanding of market conditions and forecasts of future product demand to determine the existence of obsolete, slow moving and non-salable inventories, and records the necessary adjustment at the time of assessment directly to the statement of operations to reduce such inventories to their net realizable value. If the actual amount of obsolete inventory significantly exceeds the inventory balance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

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

Overview

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Sales for the three months ended March 31, 2006 and 2005 were $595,534 and $639,610, respectively, representing a $44,076, or 7% decrease. The three month year-over-year decrease is due to the discontinuation of its motocross business line offset by increased sales from the EagleRider apparel program.

Gross margin for the three months ended March 31, 2006 and 2005 was $117,592, or 20% and $213,826, or 33%, respectively. The $96,234 decrease in gross margin over the previous year was primarily due to higher raw materials prices for rubber products as a consequence of rising oil prices, a reduction in selling prices to a key account as an adjustment for deferred freight charges, substantial purchase orders from a key account were not received in the first quarter as in the previous year which were received in the second quarter, and higher costs due to our inability to purchase goods in larger quantities.

Selling, General and Administrative expenses for the three months ended March 31, 2006 and 2005 was $932,976 and $197,761, respectively, representing a $735,215 increase. The year-over-year increase was the result of increased costs due to the Pacific Sports Group Acquisition, an increase in stock based compensation for professional services and key employees, increased professional costs related to being publicly traded, and higher sales and marketing costs compared to the same period in the prior year.

Net loss for the three months ended March 31, 2006 and 2005 was $824,621 and $4,382, respectively, representing an $820,239 increase in the net loss from the same period last year. The three month year-over-year increase in net loss is due primarily to increased operating costs described above.

Financial Condition

From inception to March 31, 2006, we incurred an accumulated deficit of $5,370,710, and we expect to incur additional losses through the year ending December 31, 2006 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended March 31, 2006, we had a net decrease in cash of $315,588. Total cash resources as of March 31, 2006 was $55,547 compared with $371,135 at December 31, 2005.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability. During the first three months of 2006 and the latter half of 2005, the Company’s cost control strategies focused on managing general and administrative expenses through keeping headcount growth to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

In May, 2006 we commenced a private placement to sell up to $1,900,000 of convertible debentures with a $10,000,000 equity line of credit following an effective registration statement. The Company is currently in the process of securing this financing and anticipates receiving up to $950,000 in the near term.

Risk Factors

Risks Related To Our Business:

We have historically incurred losses and may continue to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

In the audit of our financial statements, our auditors, Bedinger & Company, have questioned our ability to continue as a going concern. This is based on our Company’s history of reported losses. We have a history of losses. We had a net loss of $3,566,580 for the fiscal year ended December 31, 2005 and a net loss of $540,490 for the fiscal year ended December 31, 2004.

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

Our business is subject to “seasonal” or “cyclical” factors.

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

The markets in which we cater to are intensely competitive. Our primary competitors for wetsuits include Jet Pilot, Body Glove, O’neil, Rip Curl and Quicksilver, and our primary competitors in the snow sports markets include Burton, Ride, Forum, K2 and Rome The market for the Company’s products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the business. Many of the Company’s competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

Our Success is Tied to Dependence on Key Personnel.

The Company’s success depends to a significant extent upon efforts and abilities of its key personnel, as well as other key creative and strategic marketing personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon the Company’s business, operating results and financial condition. If the Company is not able to efficiently replace its key personnel with qualified individuals, its business and operational activities could suffer. In turn, if the Company’s operational activities decline, its financial performance and overall financial condition will also suffer. This would have an adverse affect on our share price. No assurances can be given that a replacement for any of our key personnel could be located if their services were no longer available. At present, we do not have key man insurance .

We Are a High Risk Early Stage Company.

The Company is a high-risk early stage company with limited operating history in a competitive industry. In addition, the Company’s limited operating history provides a limited basis on which to base an evaluation of its business and prospects. In addition, the Company’s revenue model relies substantially on the assumption that the Company will be able to successfully expand its sales and distribution channels in key markets. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful in this market, the Company must, among other things:

•	Continue to expand distribution and sales channels for its products;
•	Attract and maintain customer loyalty;
•	Continue to establish and increase awareness of the Company’s brand and develop customer loyalty;
•	Provide desirable products to customers at attractive prices;
•	Establish and maintain strategic relationships with strategic partners and affiliates;
•	Rapidly respond to competitive developments;
•	Build an operations and customer service structure to support the Company’s business; and
•	Attract, retain and motivate qualified personnel.

The Company cannot guarantee that it will be able to achieve these goals, and its failure to do so could have a material adverse effect on the Company’s business. If the Company’s business suffers as a result of failing to meet any one or all of the above listed goals, its financial performance and financial condition will suffer. This will also have an adverse affect on the price of the Company’s shares.

Moreover, there can be no assurance that the Company’s financial resources will be sufficient to enable it to operate for the length of time that management expects, or that the Company will be able to obtain additional funding when the Company’s current financial resources are exhausted. The Company expects that its revenues and operating results will fluctuate significantly in the future.

There can be no assurance that any or all of the Company’s efforts will be successful or that the Company will ever be profitable. If the Company’s efforts are unsuccessful or other unexpected events occur, purchasers of the Shares offered hereby could lose their entire investment.

We may need additional financing to support business growth, and this capital might not be available on acceptable terms, or at all, which could adversely affect our financial condition.

The Company’s financial resources are limited and the amount of funding that it will require to develop and commercialize its products is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to the Company. Lack of funds may cause the Company to delay, reduce and/or abandon certain of all aspects of its product development programs.

There are a number of factors that we cannot control that could require us to seek additional financing to support further demand for those products in the market both through existing distribution channels and potentially through new ones, and to finance the development, production and distribution of new products, as well as the development of new distribution channels and new markets.

The Company plans to seek additional financing which may include the issuance of equity securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company’s Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Such inability could have a material adverse effect on the Company’s business, and ability finance its operations. If the Company cannot finance its operations, the affect on our stock price will be adverse.

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

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

•	the Company’s ability to establish and strengthen brand awareness;
•	the Company’s success, and the success of its strategic partners, in promoting the Company’s products;
•	the overall market demand for snow sports and water sports products of the type offered by the Company and in general;
•	pricing changes for our products as a result of competition or otherwise;
•	the amount and timing of the costs relating to the Company’s marketing efforts or other initiatives;

•	the timing of contracts with strategic partners and other parties;
•	fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;
•	the Company’s ability to compete in a highly competitive market, and the introduction of new products by the Company; and
•	economic conditions specific to the motorcycle and water sports industries and general economic conditions.

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

Our Watersports Business Relies Heavily on Four Major Customers for Revenue

Historically, four primary customers have accounted for more than 90% of our business. The three primary customers account for more than 80% of our water sports revenue. If any of these customers decides to exit the water sports market, or to select one of our competitor’s products over our own, our business would be materially adversely impacted. Other larger, better capitalized competitors could offer these customers preferable price points or other incentives that we might not be able to compete with. If we were to lose any one of these customers our business and financial condition would likely be negatively impacted. In turn our financial results would decline and our share price would also likely decline.

We Rely on Three Major Manufacturers of our Wetsuit and Vest Products

All manufacturing is based in mainland China. If these facilities were inaccessible to us for political reasons or in the event of a natural disaster, our business would be materially adversely affected. We might not be able to transition our manufacturing business to another manufacturer in a timely manner and the costs of changing facilities as well as the costs of manufacturing elsewhere could be prohibitively high. In addition, each of these manufacturers are “contract” manufacturers and consequently are not solely obligated to service our account. In which case, other larger customers might demand more of these manufacturers’ resources, which in turn, could cause delays in their ability to provide us with timely delivery of product. If , for any of the reasons stated above, we are not able to timely respond to purchase orders through our existing contract manufacturing partners, we would likely see a negative impact in our business and operations. In turn, this would have a material adverse impact on our financial results and our share price would likely decline.

We Could Have Difficulty in the Management of Potential Growth.

The Company anticipates that a period of significant expansion will be required to address potential growth in its customer base, market opportunities and personnel. This expansion will place a significant strain on the Company’s management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company anticipates entering into relationships with various strategic partners and third parties necessary to the Company’s business. There can be no assurance that the Company’s current and planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel for planned operations, or that Company management will be able to identify, manage and exploit existing and potential strategic relationship and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company’s business because it might be unable to meet purchase order demands from its customers, or maintain a level of inventory sufficient to support demand. This could cause the Company to lose customer and distribution relationship that would , in turn have an adverse affect on the Company’s results of operations and financial condition. In which case, the Company’s share price would be adversely affected.

If we chose to acquire new or complementary businesses, services or technologies, we may not be able to complete those acquisitions or successfully integrate them.

In addition to organic growth to expand our operations and market presence, we intend to pursue a growth strategy driven by acquisitions and business combinations of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any acquisition may have a material adverse effect on our business if it any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results, which in turn, would negatively impact the Company’s financial condition. In turn, the price of our stock would be negatively affected.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements regarding audit committee financial experts. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by OTCBB. Furthermore, certain aspects of these recent and proposed changes heighten the requirements for board and committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, we may be unable to maintain the trading status of our common stock on the OTCBB Market.

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

As of the date of the this March 31, 2006 10QSB, we made loans in the form of promissory notes to a strategic partner amounting to $379,689, which represents approximately_14% of our total assets. The promissory notes bear an annual interest rate of 2% and come to maturity beginning on April 7, 2005. If these loans are not repaid by maturity date, our business will be adversely affected.

We have established a strategic relationship with WDHQ, Inc. and 449, Inc. (the “Debt Holders”), which are both owned and operated by the same individual, Don Swedo, who is an unrelated party to our business. The Debt Holders own and operate five retail franchises of EagleRider Corporation (the “Parent Company”) located in Miami, St. Louis, Phoenix, Palm Springs and San Diego. In conjunction with, but not as a condition of, our loan to the Debt Holders, we have secured an exclusive license and wholesale distribution agreement with the Parent Company that we believe will substantially expand our addressable customer base for our products as well as increase our sales by fulfilling purchase orders on a wholesale distribution basis. However, if the Debt Holders fail to repay the principal and interest on the note in a timely fashion, our cash flow from existing operations could be negatively impacted. In turn, this would negatively impact our financial performance and results, as well as our ability to respond efficiently to purchase orders from other distributors.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning licenses and trademarks by us or a competitor;
•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;
•	actual or anticipated fluctuations in our operating results;
•	introductions of new products by us or our competitors;
•	changes in the number of our distribution partners;
•	loss of key employees;
•	changes in the market valuations of similar companies; and
•	changes in our industry and the overall economic environment.

In addition, the stock market in general, and the OTCBB have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources.

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

As of March 31, 2006, a total of 12,711,120 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report.

Based on the evaluation, which disclosed no deficiencies or material weaknesses, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)  Changes in Internal Controls Over Financial Reporting

In accordance with Item 308 (c) of Regulation S-B, as of March 31, 2006 there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

Part II

ITEM 4. Exhibits And Reports On Form 10-QSB March 31, 2006

(A) Exhibits

31.1	Rule 13a-14(a)/15/d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15/d-14(a) Certification of the Chief Financial Officer and Principal Accounting Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports On Form 10-QSB. None

None

ITEM 5. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Execute Sports, Inc.

By:	/s/ Todd Pitcher
---------------------------
Name: Todd Pitcher Title: President