Form 10QSB
period 2006-06-30
EXECUTE SPORTS INC
filed 2006-08-15
CIK 1330292

Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2006.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 8, 2006 was 23,232,866.

TABLE OF CONTENTS

		Page
Part I

Item 1.	Financial Statements

Consolidated Balance Sheet as of June 30, 2006 (Unaudited)		1

Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005(unaudited)		2

Consolidated Statements of Stockholders Equity for the six months Ended June 30, 2006 (unaudited)		3

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)		4

Notes To Financial Statements (Unaudited)		5

Item 2.	Management's Discussion and Analysis	21

Item 3.	Controls and Procedures	33

Part II - Other Information

Item 4.	Exhibits and Reports on Form 8-K	33

Item 5.	Signatures	33

EXECUTE SPORTS, INC.
Consolidated Balance Sheet (Unaudited)
June 30, 2006
June 30,
2006
ASSETS
CURRENT ASSETS
Cash	$957,290
Accounts receivable, net (Note B)	313,187
Inventory (Note C)	524,827
Prepaid expenses (Note D)	145,348
Deferred financing costs (Note I)	142,749
Loans receivable (Note E)	392,272
Employee advance	27,213
TOTAL CURRENT ASSETS	2,502,886

Fixed assets (Note F)
Cost	86,236
Accumulated Depreciation	(37,982)
Net	48,254

Goodwill (Note G)	1,288,577
Other assets	31,183
Deposits	7,618
1,327,378

TOTAL ASSETS	$3,878,518

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note H)	1,019,802
Secured borrowings (Note B)	85,749
Convertible debenture, net (Note I)	105,447
Notes Payable (Note J)	289,392
Related party notes payable (Note J)	233,024
TOTAL CURRENT LIABILITIES	1,733,414

COMMITMENT (Note K)	-

STOCKHOLDERS' EQUITY (Note L)

Common stock, par value $.001, 75,000,000 shares authorized authorized; issued and outstanding 22,737,155 at June 30, 2006	22,732
Additional paid-in capital	8,530,405
Retained earnings <Deficit>	(6,408,033)

TOTAL STOCKHOLDERS' EQUITY	2,145,104

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,878,518

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Sales	$506,990	$580,498	$1,102,524	$1,258,893
Cost of sales	354,092	460,924	832,034	880,230
Gross profit	152,898	119,574	270,490	378,663

EXPENSES
General and administrative expenses	895,857	2,564,605	1,700,500	2,729,722
Selling and advertising	138,397	63,562	265,592	109,271
Depreciation expense	1,138	1,488	2,276	2,977
Total expense	1,035,392	2,629,655	1,968,368	2,841,970

Income (loss) from operations	(882,494)	(2,510,081)	(1,697,878)	(2,463,307)

OTHER INCOME AND EXPENSES
Interest income	1,933	-	6,739	-
Other income	-	-	2,803	-
Interest expense	(34,247)	(4,520)	(51,093)	(55,676)
Amortization of beneficial conversion feature of convertible debenture	(66,432)	-	(66,432)	-
Amortization of warrant discount related to convertible debenture	(39,015)	-	(39,015)	-
Amortization of deferred financing costs	(17,068)	-	(17,068)	-
Total other income and expenses	(154,829)	(4,520)	(164,066)	(55,676)

NET INCOME (LOSS)	$(1,037,323)	$(2,514,601)	$(1,861,944)	$(2,518,983)

Weighted average shares outstanding	21,701,598	13,688,039	20,352,254	7,532,196

Earnings per share	$(0.048)	$(0.184)	$(0.091)	$(0.334)

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	900,000	-	900,000	-
Warrants	2,147,090	-	1,154,577	-
Debt collateralized with common stock	800,000	-	559,333	-

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity (Unaudited)
As of June 30, 2006

	Common Stock
	Number of Shares	Amount	Payable/ Subscribed	Additional Paid-in Capital	Retained Earnings <Deficit>	Total Stockholder's Equity

December 31, 2004	-	$-	$169,500	$-	$(979,509)	$(810,009)

Share subscriptions receivable				(5,130)		(5,130)
Shares subscribed for cash	2,918,000	2,918	(69,500)	726,582		660,000
Shares issued in connection with SB-2	3,061,570	3,057	105,000	1,068,494		1,176,551
Shares payable for services	12,310,000	12,310	(100,000)	3,065,190		2,977,500
Shares payable for accrued interest	416,931	417		103,815		104,232
Shares issued for acquisition			676,400			676,400
Shares to be issued for director compensation			7,500			7,500
Net Loss					(3,566,580)	(3,566,580)
December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	32,142	32	(7,500)	11,325		3,857
Shares issued for cash in connection with the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Stock options granted				85,313		85,313
Shares issued for cash	600,000	600		169,400		170,000
Shares issued for services	529,785	529		194,803		195,332
Shares issued for debt retirement	1,636,158	1,636		425,316		426,952
Beneficial conversion feature of convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(1,861,944)	(1,861,944)
June 30, 2006	22,737,155	22,732	-	8,530,405	(6,408,033)	2,145,104

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three and Six Months Ended June 30, 2006 and 2005
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,037,323)	$(2,514,601)	$(1,861,944)	$(2,518,983)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,138	1,488	2,276	2,977
Common stock payable for services	162,135	2,890,000	214,503	2,977,500
Compensation expense on options granted	39,375	-	85,313	-
Common stock payable for accrued interest	-	-	-	104,232
Amortization of beneficial conversion feature	66,432	-	66,432	-
Amortization of warrant discount related to convertible debenture	39,015	-	39,015	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in assets:
Accounts receivable	(56,946)	(110,117)	(169,849)	(356,947)
Inventory	(53,157)	(5,870)	(273,039)	(61,972)
Prepaid expenses	95,708	(456,996)	219,381	(562,939)
Deferred financing costs	(142,749)	-	(142,749)	-
Employee advance	(17,084)	-	(27,213)	-
Other assets	(31,183)	-	(31,183)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	123,359	29,182	392,722	(97,714)
Customer deposits	-	-	(25,262)	-
NET CASH USED FOR OPERATING ACTIVITIES	(811,280)	(166,914)	(1,511,597)	(513,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan proceeds to unaffiliated company	(12,583)	(122,538)	(155,019)	(122,538)
Acquisition of furniture and equipment	(34,931)	-	(38,237)	-
NET CASH USED FOR INVESTING ACTIVITIES	(47,514)	(122,538)	(193,256)	(122,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	(295)	-	(1,858)	-
Common stock subscribed	(4,828)	388,930	-	561,430
Issuance of common stock	-	-	232,369	-
Proceeds from convertible debenture	1,900,000	-	1,900,000	-
Proceeds from notes payable	-	-	515,000	16,000
Repayment of notes payable	(26,411)	(50,042)	(63,009)	(52,542)
Repayment of related party notes payable	(138,313)	(16,508)	(150,873)	(16,508)
Proceeds from related party notes payable	-	-	58,431	-
Secured borrowings	30,384	(10,261)	(199,052)	174,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,760,537	312,119	2,291,008	683,290

NET INCREASE <DECREASE> IN CASH	901,743	22,667	586,155	46,906

CASH, beginning of period	55,547	29,393	371,135	5,154

CASH, end of period	$957,290	$52,060	$957,290	$52,060

SUPPLEMENTAL DISCLOSURE:

Taxes paid	$800	$-	$13,268	$-
Interest paid	$18,829	$-	$24,829	$20,447

Other non-cash investing and financing activities:
Shares issued for services	$158,278	$2,393,403	$195,332	$2,480,903
Shares issued for debt retirement	$354,399	$-	$426,952	$104,232

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In late 2005, we expanded our commitment to the action sports industry by entering into a letter of intent to acquire Pacific Sports Group, Inc., ("PSG") which owns and operates Academy Snowboards, Kampus Wakesk8s and Kampus Wake Shoes and Collective Development Bags and Bindings.

In January, 2006, we consummated the PSG acquisition and have welcomed Academy, Kampus, and Collective Development into the Execute Sports family.

The Company has headquarters in San Clemente, California with offices in Oceanside, California.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and item 301(b) of Regulation S-B. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three and six months ended June 30, 2006, the allowance for doubtful accounts did not increase from $4,000 at December 31, 2005.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized on a straight-line basis. Accordingly, the Company annually reviews the carrying value of this goodwill to determine whether impairment, as measured by fair market value, may exist. SFAS No. 142 requires that goodwill assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Revenue recognition policy

Revenue from the sale of water sports clothing, snowboards and apparel are recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the shipment to the customer.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the three and six months ended June 30, 2006 and 2005 the Company incurred approximately $17,516 and $52,179 and $20,020 and $46,950 in advertising expenses, respectively.

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share- based payments previously available under APB 25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. The Company has adopted this accounting pronouncement which will have a material impact on their financial position and results of operations.

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 155.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. In the three months ended June 30, 2006, the Company's largest customer accounted for 44% of accounts receivable. In the three months ended June 30, 2005, the Company's three largest customers accounted for 73% (43%, 15% and 15%) of accounts receivable.

For the three and six months ended June 30, 2006, two customers accounted for approximately 74% (46% and 28%) and 71% (58% and 13%) of sales, respectively. For the three and six months ended June 30, 2005, the Company's three and two largest customers accounted for 73% (50%, 13% and 10%), and 70% (55% and 15%) of sales, respectively.

For the three months ended June 30, 2006 and 2005, approximately 3% and 21%, respectively, of the Company’s net sales were made to customers outside the United States. For the six months ended June 30, 2006 and 2005, approximately 6% and 4%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three and six months ended June 30, 2006, the Company's two and three largest suppliers individually accounted for approximately 83% (47% and 36%) and 81% (54%, 15% and 12%) of product purchases, respectively. For the three and six months June 30, 2005, the Company's two largest suppliers accounted for 96% (85% and 11%) and 93% (83% and 10%) of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As of June 30, 2006 the balance due to the Factor was $85,749 collateralized by factored receivables of $107,186.

The accounts receivable balance as of June 30, 2006 is reported net of an allowance for doubtful accounts of $4,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at June 30, 2006 and 2005.

2006
Finished goods	$524,827

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE D - PREPAID EXPENSES

Prepaid expenses as of June 30, 2006 consists of $145,348 related to professional services (see Note K) paid with the Company’s common stock. Of the prepaid professional services, $25,000 relates to Pacific Sports Group, Inc., which was acquired and included as part of these consolidated financials.

NOTE E - LOANS RECEIVABLE

During the three months ended June 30, 2006, the Company made strategic loans totaling $10,650 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The loans outstanding, including interest income for the three months ended June 30, 2006 of $1,933, to the unaffiliated company total $392,272. The 2% interest rate currently offered on the loans is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

As of June 30, 2006, $196,000 of the outstanding loans are in default. The company is currently renegotiating the terms of those loans. The Company believes that collectability is likely. Hence, no impairment has been recorded as of June 30, 2006.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consist of the following:

2006
Computer and office equipment	$72,693
Furniture and fixtures	2,281
Machinery and equipment	11,262
$86,236
Less: Accumulated Depreciation	(37,982)
$48,254

Depreciation expense for the three months ended June 30, 2006 and 2005 was $1,138 and $1,488, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $2,276 and $2,977, respectively.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2006 consist of the following:

2006
Payables to vendors	$358,447
Payables for inventory	320,581
Payables for professional services	258,493
Accrued payroll	55,648
Accrued interest	23,283
Accrued taxes	3,350
$1,019,802

NOTE I - CONVERTIBLE DEBENTURE

On May 15, 2006, the Company completed a private placement of convertible debentures generating gross proceeds of $1.9 million and the issuance of warrants to purchase $475,000 worth of the Company’s common stock. Third party fees totaled $191,000, which were paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or stock. The debenture agreement payment schedule provides for full repayment by September 15, 2007, or sixteen (16) months from the closing date. On September 30, 2011, the maturity date of this debenture, any remaining principle balance automatically converts to the Company’s common stock.

Prior to maturity, the debentures and warrants are convertible into the Company's common stock at a fixed conversion price equal to the lowest closing bid price of the Common Stock between the issuance date and the date of the filing the registration statement covering resale of the shares underlying the Debenture, or at a conversion price of fifteen cents ($.15). Since the Company’s stock price did not decline below $0.15 prior to the filing of the registration statement, $0.15 is the fixed conversion price for this debenture and associated warrants.

The debentures provide that the holders may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

In connection with the transaction, we entered into a registration rights agreement. Pursuant to the terms of the Registration Rights Agreement, within twenty-one calendar days following the initial closing date, or June 5, 2006, the Company was required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock the convertible debenture and warrants would be converted into based on a conversion price of $0.15 per share and the common stock underlying the warrants.

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

The Registration Rights Agreement further provides that if a registration statement is not filed within 21 days from the initial closing date, then in addition to any other rights the holder may have, and until the registration statement is filed, the Company would be required to pay the holder an amount in cash, as liquidated damages, equal to an aggregate two percent (2%) of the purchase price of the debentures. In addition, the conversion price will decrease by 10% of the fixed conversion price for each fifteen (15) day calendar period that a registration statement is not filed. The Registration Rights Agreement further provides that if a registration statement is not declared effective within 80 days from the initial closing date, then the Company would be required to pay the holder an amount in cash, as liquidated damages, equal to an aggregate two percent (2%) of the purchase price of the debentures until the registration statement becomes effective. The Company initially filed the registration statement on May 24, 2006 and it was declared effective on June 15, 2006, or 30 days from the initial close date.

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized and are being amortized over the term of the repayment schedule and calculated based upon the effective interest method. For the three months ended June 30, 2006, the Company recognized $17,068 as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture will be amortized over the term of the repayment schedule, or sixteen (16) months and calculated based upon the effective interest method. During the three months ended June 30, 2006, the Company recognized $39,015 in non-cash interest expense related to the warrant discount.

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount will be amortized over the debenture repayment term and calculated based upon the effective interest method. The company has recognized $66,432 in non-cash expense attributable to the amortization of this discount during the three months ended June 30, 2006.

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

In connection with the debenture, the Company entered into a separate Investment Agreement also on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess") providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to the investor is expected to be below market price at 93% of the market price, there is no added benefit to the company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company will record the increase in cash, common stock and additional paid in capital. During the three months ended June 30, 2006, no put shares were placed with the investor.

NOTE J - NOTES PAYABLE

Notes payable at June 30, 2006 is as follows:

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year.	17,205
Unsecured demand note payable to John Helms, bearing interest at 2% per year.	164,906
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year.	7,906
Unsecured demand note payable to Kenny Huseman, bearing interest at 10% per year.	4,000
Unsecured demand note payable to Steve Baughn, bearing interest at 11.5% per month.	10,000
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year.	55,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year, matures July, 30, 2006 and is collateralized by 80,000 shares of common stock.	20,000
Secured demand note payable to Hector Peneda, bearing interest at 12% per year, matures on August 7, 2006 and is collateralized by 40,000 shares of common stock.	10,000
Total	$289,292

Related party Notes payable at June 30, 2006 is as follows:

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

Secured demand note payable to Craig Hudson, bearing interest at 12% per year, matures February 1, 2007 and is collateralized by 200,000 shares of common stock.	50,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year, matures September 30, 2006 and is collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year, matures September 30, 2006 and is collateralized by 240,000 shares of common stock.	60,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	8,118
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 2% per year.	54,906
Total	233,024

During the three months ended June 30, 2006, the Company repaid $519,123 of related and non related party debt by paying cash of $164,724 and converting $354,399 into 1,430,270 shares of common stock.

The interest rate offered on the 2% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements

No interest was paid during the three months ended June 30, 2006 and 2005.

NOTE K - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended June 30, 2006 and 2005, the company recognized $12,465 and $12,465, respectively, and for the six months ended June 30, 2006 and 2005, the company recognized $24,795 and $24,795, respectively, of expense in connection with this contract with the remaining balance of $6,712 accounted for as prepaid expense.

On March 1, 2005, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended June 30, 2006 and 2005, the company recognized $7,791 and $7,791, respectively, and for the six months ended June 30, 2006 and 2005, the company recognized $15,497 and $10,360, respectively, of expense in connection with this contract with the remaining balance of $20,890 accounted for as prepaid expense.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

During the three months ended June 30, 2005, the company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. For the three and six months ended June 30, 2006, the company recognized $86,585, and $187,969, respectively, and for the three and six months ended June 30, 2005, the company recognized $248,146 and $248,146 respectively, of expense in connection with these contracts with the remaining balance of $81,611 accounted for as prepaid expense.

The Company did not issue any stock for the years ending December 31, 2003, 2004 or the six month period ending June 30, 2005. From July 22, 2005 through August 9, 2005, the Company issued 15,644,931 shares of common stock related to the items above. Our earnings per share calculation in the Statement of Operations is on an “if-issued” basis and reflects the weighted average common stock that would have been outstanding had all shares that were purchased for cash and all shares that would be issued for services had been issued on the date of purchase or contract date for services.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

During March 2006, the Company issued 117,357 shares of common stock in exchange for services and debt retirement.

During the quarter ended June 30, 2006, the Company converted $354,399 of related party and non related party debt into 1,430,270 shares of common stock. In addition, the Company issued 454,999 shares for services valued at $162,135, which represents the fair market value of the Company’s common stock on the date of issuance.

NOTE L - WARRANTS

At June 30, 2006 the Company had 3,695,238 Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Issue Date	Expiration Date
A	500,000	$0.35	3/3/2006	TBD
A	28,571	$0.35	3/29/2006	9/30/07
Debenture	3,166,667	$0.15	5/15/2006	5/15/11

Subtotal	3,695,238

During the three months ended March 31, 2006, a single 400,000 “A” Warrant was issued and exercised resulting in $100,000 to the Company and the issuance of 400,000 shares of Common Stock (See NOTE K).

During the three months ended June 30, 2006, the company issued a warrant to purchase 3,166,667 shares of Common Stock in connection with a convertible debenture (See NOTE I).

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

During the three months ended March 31, 2006, two warrants were issued; a 500,000 “A” Warrant and 28,571 “A” Warrant. The terms of each warrant are substantially the same. No additional services are required beyond the issue date, each warrant has registration rights, but no liquidated damage clause and net-share settlement is required. Thus, pursuant to EITF 00-19, the Company has included the fair market value of these warrants in stockholders equity. The Company calculated the value of the 500,000 “A” warrants on the closing date of the transactions as being $ 45,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 2.5 years, exercise price $.35, volatility 1.6%, risk free rate 4.86%, and zero dividend yield. The Company calculated the value of the 28,571 “A” warrants on the closing date of the transactions as being $ 4,571 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 1.5 years, exercise price $.35, volatility 5.2%, risk free rate 4.86%, and zero dividend yield. Both warrants were unexercised as of June 30, 2005.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

The following table summarizes the Company's stock option activity for the three months ended June 30, 2006:

	2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	900,000	$0.35
Granted	-
Forfeited	-
Exercised	-
Outstanding at end of period	900,000	$0.35

Options exerciseable at end of period	225,000

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

The following table summarizes information about the Company's stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At June 30, 2006	Weighted Average Contractural Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 0.35	900,000	1.46	$0.35	900,000	$0.35

Total	900,000	1.46	$0.35	900,000	$0.35

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards. Compensation cost is amortized over the vesting period. The current options were granted prior to the Company’s common stock trading in the secondary markets. Thus, fair value was determined to be $0.35 per share using the Company’s SB-2 (originally filed on June 16, 2005) as a proxy. Given that the Company is currently trading on the secondary markets and relevant fair market value data is available, the Company intends to value all future stock option grants using the Black-Scholes Option Pricing Model. During the three and six months ended June 30, 2006, the Company recognized compensation expense of $39,375 and $85,313, respectively. To date the Company has recognized compensation expense in the amount of $85,313.

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

EXECUTE SPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE O - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE P - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

During the six months ended June 30, 2006, the Company incurred $18,892 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s President, Todd Pitcher.

NOTE Q - SUBSEQUENT EVENTS

In July 2006, 255,000 Debenture Warrants were exercised resulting in $38,250 to the Company.

In August 2006, the Company has exercised its rights under the Investment Agreement (See NOTE I) and sold $50,000 of stock.

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Sales for the three months ended June 30, 2006 and 2005 were $506,990 and $580,498, respectively, representing a $73,508, or 12.7% decrease. The three month year-over-year decrease is due primarily to the cessation of the moto graphics line offset by increases in watersports product sales and a 90% decrease in sales discounts over the prior year.

Net Sales for the six months ended June 30, 2006 and 2005 were $1,102,524 and $1,258,893, respectively, representing a $156,369, or 12.4% decrease. The six month year-over-year decrease is primarily due to an overall decrease in watersports product sales as a result of a change in shipping policy by a significant customer which eliminated an upcharge for shipping costs incurred by the Company, cessation of the moto graphics line offset by increased sales of Academy Snowboard products, increased sales of apparel to Eaglerider franchisees and a 58% decrease in sales discounts over the prior year.

Gross margin for the three months ended June 30, 2006 and 2005 was $152,898, or 30.2% and $119,574, or 20.6%, respectively. The $33,324 increase in gross margin over the previous year was primarily due to the decrease in shipping costs related to a significant watersports customer and more favorable product costs for the quarter.

Gross margin for the six months ended June 30, 2006 and 2005 was $270,490, or 24.5% and $378,663, or 30.1%, respectively. The $108,173 decrease in gross margin over the previous year was primarily due to higher raw materials prices for rubber products as a consequence of rising oil prices, a reduction in first quarter selling prices to a key account as an adjustment for deferred freight charges, substantial purchase orders from a key account were not received in the first quarter as in the previous year which were received in the second quarter, and higher first quarter costs due to our inability to purchase goods in larger quantities.

Selling, General and Administrative expenses for the three months ended June 30, 2006 and 2005 was $1,035,392 and $2,629,655, respectively, representing a $1,594,263 decrease. Selling, General and Administrative expenses for the six months ended June 30, 2006 and 2005 was $1,968,368 and $2,841,970, respectively, representing a $873,602 decrease. The three and six month year-over-year decrease was the result of a decrease in stock based compensation for professional services and key employees offset by increased professional costs related to being publicly traded, and higher sales and marketing costs compared to the same period in the prior year.

Net loss for the three months ended June 30, 2006 and 2005 was $1,037,323 and $2,514,601, respectively. Net loss for the six months ended June 30, 2006 and 2005 was $1,861,944 and $2,518,983, respectively. The net loss decreased for the three and six month periods by $1,477,278 and $657,039, respectively. The decrease in the net loss is due primarily to a decrease in stock based compensation for professional services and key employees offset by lower sales and higher costs related to being publicly traded.

Financial Condition

From inception to June 30, 2006, we incurred an accumulated deficit of $6,408,033, and we expect to incur additional losses through the year ending December 31, 2006 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended June 30, 2006, we had a net increase in cash of $901,743. Total cash resources as of June 30, 2006 was $957,290 compared with $55,547 at March 31, 2006 and $371,135 at December 31, 2005.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability. During the first six months of 2006 and the latter half of 2005, the Company’s cost control strategies focused on managing general and administrative expenses through keeping headcount growth to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

In May, 2006 we commenced a private placement to sell up to $1,900,000 of convertible debentures with a $10,000,000 equity line of credit (the “Investment Agreement”) following an effective registration statement. The Company closed the private placement by issuing a convertible debenture for $1,900,000 and subsequently filing an SB-2 registration statement, which became effective on June 15, 2006. The Company now has access to funds under the Investment Agreement for up to $10,000,000.

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

Academy Snowboards

Academy Snowboard customers typically issue purchase orders from October through March for the coming sales year and are shipped in July through September. We anticipate this cyclical aspect of our snow business to continue for the foreseeable future but can make no assurances that will be the case.

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

As of June 30, 2006, a total of 13,248,019 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

(b)     Changes in Internal Controls Over Financial Reporting

In accordance with Item 308 (c) of Regulation S-B, as of June 30, 2006 there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

Part II

ITEM 4. Exhibits And Reports On Form 10-QSB June 30, 2006

(A) Exhibits

99.1 CEO and CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

(B) Reports On Form 10-QSB. None

None

ITEM 5. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Execute Sports, Inc. /s/ Todd Pitcher Name: Todd Pitcher Title: President