Form 10QSB
period 2006-09-30
EXECUTE SPORTS INC
filed 2006-11-15
CIK 1330292

Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2006.

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

Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 10, 2006 was 24,377,822.

EXECUTE SPORTS, INC.
Consolidated Balance Sheet (Unaudited)
September 30, 2006
	September 30,
	2006
ASSETS
CURRENT ASSETS
Cash	$67,306	2%
Accounts receivable, net (Note B)	613,432	21%
Inventory (Note C)	494,932	17%
Prepaid expenses	64,049	2%
Deferred financing costs (Note H)	139,301	5%
Loan receivable and accrued interest, net of reserve (Note D)	142,272	5%
Employee advance	12,955	0%
		0%
TOTAL CURRENT ASSETS	1,534,247	53%

Fixed assets (Note E)
Cost	118,174	4%
Accumulated Depreciation	(39,120)	-1%
Net	79,054

Goodwill (Note F)	1,288,577	44%
Deposits	7,618	0%
	1,296,195

TOTAL ASSETS	$2,909,496	100%

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note G)	728,015	25%
Secured borrowings (Note B)	157,128	5%
Convertible debenture, net (Note H)	347,304	12%
Notes Payable (Note I)	236,391	8%
Related party notes payable (Note I)	201,718	7%

TOTAL CURRENT LIABILITIES	1,670,556

COMMITMENT	-

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.001, 75,000,000 shares authorized
authorized; issued and outstanding 23,776,166 at September 30, 2006	23,771
Additional paid-in capital	8,688,704
Retained earnings <Deficit>	(7,473,535)

TOTAL STOCKHOLDERS' EQUITY	1,238,940

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,909,496

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES
Sales	$531,932	$96,211	$1,634,456	$1,355,104
Cost of sales	268,375	44,819	1,100,409	925,049
Gross profit	263,557	51,392	534,047	430,055

EXPENSES
General and administrative expenses	518,452	344,760	2,218,952	3,074,481
Selling and advertising	163,595	39,531	429,187	148,803
Depreciation expense	1,138	1,488	3,414	4,465
Total expense	683,185	385,779	2,651,553	3,227,749

Income (loss) from operations	(419,628)	(334,387)	(2,117,506)	(2,797,694)

OTHER INCOME AND EXPENSES
Interest income	-	-	6,739	-
Other income	48	-	2,851	-
Interest expense	(87,078)	(5,620)	(138,171)	(61,296)
Loss due to loan reserve	(250,000)	-	(250,000)	-
Loss due to discount on conversion to stock	(32,356)	-	(32,356)	-
Amortization of beneficial conversion feature
of convertible debenture	(160,719)	-	(227,151)	-
Amortization of warrant discount related to
convertible debenture	(81,138)	-	(120,153)	-
Amortization of deferred financing costs	(34,631)	-	(51,699)	-
Total other income and expenses	(645,874)	(5,620)	(809,940)	(61,296)

NET INCOME (LOSS)	$(1,065,502)	$(340,007)	$(2,927,446)	$(2,858,990)

Weighted average shares outstanding	23,321,088	15,644,931	21,376,749	10,347,308

Earnings per share	$(0.046)	$(0.022)	$(0.137)	$(0.276)

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	900,000	-	900,000	-
Warrants	3,486,627	-	1,769,632	-
Debt collateralized with common stock	13,442,627	-	6,339,565	-

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity (Unaudited)
As of September 30, 2006

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholder's
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity

December 31, 2004	-	$-	$169,500	$-	$(979,509)	$(810,009)

Share subscriptions receivable				(5,130)		(5,130)
Shares subscribed for cash	2,918,000	2,918	(69,500)	726,582		660,000
Shares issued in connection with SB-2	3,061,570	3,057	105,000	1,068,494		1,176,551
Shares payable for services	12,310,000	12,310	(100,000)	3,065,190		2,977,500
Shares payable for accrued interest	416,931	417		103,815		104,232
Shares issued for acquisition			676,400			676,400
Shares to be issued for
director compensation			7,500			7,500
Net Loss					(3,566,580)	(3,566,580)
December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	73,808	74	(7,500)	17,533		10,107
Shares issued for cash in connection with
the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Stock options granted				85,313		85,313
Shares issued for cash	1,597,345	1,597		321,491		323,088
Shares issued for services	529,785	529		194,803		195,332
Shares issued for debt retirement	1,636,158	1,636		425,316		426,952
Beneficial conversion feature of
convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(2,927,446)	(2,927,446)
September 30, 2006	23,776,166	23,771	-	8,688,704	(7,473,535)	1,238,940

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,065,502)	$(340,007)	$(2,927,446)	$(2,858,990)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	1,138	1,488	3,414	4,465
Common stock payable for services	6,250	164,116	220,753	3,141,616
Compensation expense on options granted	-	-	85,313	-
Common stock payable for accrued interest	-	-	-	104,232
Loss on the conversion of convertible debt	43,906	-	43,906	-
Amortization of beneficial conversion feature	160,719	-	227,151	-
Amortization of warrant discount related to convertible debenture	81,138	-	120,153	-
Increase in loan receivable loss reserve	250,000	-	250,000	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in assets:
Accounts receivable	(300,245)	319,960	(470,094)	(36,986)
Inventory	29,895	(24,788)	(243,144)	(86,760)
Prepaid expenses	81,299	(11,500)	300,680	(574,439)
Deferred financing costs	3,448	-	(139,301)	-
Employee advance	14,258	-	(12,955)	-
Other assets	31,183	-	-	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(291,787)	67,232	100,935	(30,482)
Customer deposits	-	-	(25,262)	-

NET CASH USED FOR OPERATING ACTIVITIES	(954,300)	176,501	(2,465,897)	(337,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan proceeds to unaffiliated company	-	(76,940)	(155,019)	(199,478)
Acquisition of furniture and equipment	(31,938)	-	(70,175)	-
NET CASH USED FOR INVESTING ACTIVITIES	(31,938)	(76,940)	(225,194)	(199,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	-	-	(1,858)	-
Common stock subscribed	-	(670,929)	-	(109,499)
Issuance of common stock	109,182	719,370	341,551	719,370
Proceeds from convertible debenture	-	-	1,900,000	-
Proceeds from notes payable	-	-	515,000	16,000
Repayment of notes payable	(53,001)	-	(116,010)	(52,542)
Repayment of related party notes payable	(31,306)	(11,500)	(182,179)	(28,008)
Proceeds from related party notes payable	-	11,000	58,431	11,000
Secured borrowings	71,379	(206,164)	(127,673)	(31,254)

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,254	(158,223)	2,387,262	525,067

NET INCREASE <DECREASE> IN CASH	(889,984)	(58,662)	(303,829)	(11,755)

CASH, beginning of period	957,290	52,060	371,135	5,153

CASH, end of period	$67,306	$(6,602)	$67,306	$(6,602)

SUPPLEMENTAL DISCLOSURE:

Taxes paid	$-	$1,050	$13,268	$1,050
Interest paid	$-	$1,096	$24,829	$21,543

Other non-cash investing and financing activities:
Shares issued for services	$6,250	$164,116	$201,582	$2,645,019
Shares issued for debt retirement	$-	$-	$426,952	$104,232

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

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In late 2005, the Company expanded its product mix by entering into a letter of intent to acquire Pacific Sports Group, Inc., ("PSG") which owns and operates Academy Snowboards, Kampus Wakesk8s and Kampus Wake Shoes and Collective Development Bags and Bindings.

In January, 2006, the Company consummated the PSG acquisition.

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

Summary of Significant Accounting Principles

Basis of Presentation

The financial statements include the accounts of Execute Sports, Inc. and its wholly owned subsidiary PSG under the accrual basis of accounting.

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three and nine months ended September 30, 2006, the allowance for doubtful accounts did not increase from $4,000 at December 31, 2005.

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

Advertising

The Company expenses all advertising costs as incurred. For the three and nine months ended September 30, 2006 and 2005 the Company incurred approximately $28,270 and $80,449 and $10,431 and $57,381 in advertising expenses, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of September 30, 2006, the Company's two largest customers accounted for 47% (31% and 16%) of accounts receivable. As of September 30, 2005, the Company's three largest customers accounted for 68% (41%, 16% and 11%) of accounts receivable.

For the three months ended September 30, 2006, one customer accounted for approximately 36% of sales. For the nine months ended September 30, 2006, three customers accounted for approximately 63% (39%, 13% and 11%) of sales. For the three and nine months ended September 30, 2005, the Company's two largest customers accounted for 29% (17% and 12%), and 66% (52% and 14%) of sales, respectively.

For the three months ended September 30, 2006 and 2005, approximately 43% and 0%, respectively, of the Company’s net sales were made to customers outside the United States. For the nine months ended September 30, 2006 and 2005, approximately 17% and 10%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three and nine months ended September 30, 2006, the Company's two and three largest suppliers individually accounted for approximately 87% (55% and 32%) and 76% (35%, 21% and 20%) of product purchases, respectively. For the three and nine months ended September 30, 2005, the Company's two and one largest suppliers accounted for 100% and 79% of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As of September 30, 2006, the balance due to the Factor was $157,128 collateralized by factored receivables of $196,410.

The accounts receivable balance as of September 30, 2006 is reported net of an allowance for doubtful accounts of $4,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at September 30, 2006.

2006
Finished goods	$494,932

NOTE D - LOANS RECEIVABLE

During the nine months ended September 30, 2006, the Company made strategic loans totaling $155,019 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The loans outstanding, including interest receivable, total $392,272.

As of September 30, 2006, $199,000 of the outstanding loans were in default. The company has created a reserve in the amount of $250,000 against the loans.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consist of the following:
2006
Computer and office equipment	$104,631
Furniture and fixtures	2,281
Machinery and equipment	11,262
$118,174
Less: Accumulated Depreciation	(39,120)
$79,054

Depreciation expense for the three months ended September 30, 2006 and 2005 was $1,138 and $1,488, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $3,414 and $4,465, respectively.

NOTE F - GOODWILL

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

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2006 consist of the following:

2006
Payables to vendors	$255,912
Payables for inventory	315,058
Payables for professional services	60,150
Related party payable for professional services	20,654
Accrued payroll	44,751
Accrued interest	27,683
Accrued taxes	3,807
$728,015
NOTE H - CONVERTIBLE DEBENTURE

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized and are being amortized over the term of the repayment schedule and calculated based upon the effective interest method. For the three and nine months ended September 30, 2006, the Company recognized $34,631 and $51,699, respectively as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture will be amortized over the term of the repayment schedule, or sixteen (16) months and calculated based upon the effective interest method. During the three and nine months ended September 30, 2006, the Company recognized $81,138 and $120,153, respectively in non-cash interest expense related to the warrant discount.

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount will be amortized over the debenture repayment term and calculated based upon the effective interest method. During the three and nine months ended September 30, 2006, the Company recognized $160,719 and 227,151, respectively in non-cash expense attributable to the amortization of the beneficial conversion feature discount.

In connection with the debenture, the Company entered into a separate Investment Agreement also on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess") providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to the investor is expected to be below market price at 93% of the market price, there is no added benefit to the company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company will record the increase in cash, common stock and additional paid in capital. During the three months ended September 30, 2006, the Company placed puts with Dutchess totaling $88,665 resulting in the issuance of 742,345 shares of common stock.

During the three months ended September, 30, 2006, the Company recognized $32,356 as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

During the three and nine months ended September, 30, 2006, the Company recognized $66,930 and $85,759 in interest expense related to the debentures.

The actual dollar amount due to the holders of the Company’s debentures as of September 30, 2006 was $1,895,998.

NOTE I - NOTES PAYABLE

Notes payable at September 30, 2006 is as follows:

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year.	$8,206
Unsecured demand note payable to John Helms, bearing interest at 2% per year.	155,905
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year.	1,905
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year.	40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year, matures July, 30, 2006 and is collateralized by 80,000 shares of common stock.	20,000
Secured demand note payable to Hector Peneda, bearing interest at 12% per year, matures on August 7, 2006 and is collateralized by 40,000 shares of common stock.	10,000
Total	$236,391

Related party

2006
Secured demand note payable to Craig Hudson, bearing interest at 12% per year and collateralized by 200,000 shares of common stock.	50,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	8,118
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per year.	54,906
Total	233,024

Related party Notes payable at September 30, 2006 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year, matures February 1, 2007 and is collateralized by 200,000 shares of common stock.	29,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year, matures September 30, 2006 and is collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year, matures September 30, 2006 and is collateralized by 240,000 shares of common stock.	60,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	6,812
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 4% per year.	45,906
Total	201,718

During the three and nine months ended September 30, 2006, the Company incurred $19,414 and $37,054 in interest expense related to the Notes above.

During the three and nine months ended September 30, 2006, the Company repaid $84,307 and $634,446 of related and non related party debt by paying cash of $280,047 and converting $354,399 into 1,430,270 shares of common stock.

The interest rate offered on the 2% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

No interest was paid during the three months ended September 30, 2006 and 2005.

NOTE J - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended September 30, 2006 and 2005, the company recognized $6,712 and $12,603, respectively, and for the nine months ended September 30, 2006 and 2005, the company recognized $31,507 and $37,397, respectively, of expense in connection with this contract which has been fully expensed as of September 30, 2006.

On March 1, 2005, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended September 30, 2006 and 2005, the company recognized $7,877 and $7,877, respectively, and for the nine months ended September 30, 2006 and 2005, the company recognized $23,373 and $18,236, respectively, of expense in connection with this contract with the remaining balance of $13,014 accounted for as prepaid expense.

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

During the three months ended June 30, 2005, the company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. For the three months ended September 30, 2006 and 2005, the company recognized $56,376, and $143,637, respectively, and for the nine months ended September 30, 2006 and 2005, the company recognized $244,345 and $391,783 respectively, of expense in connection with these contracts with the remaining balance of $25,235 accounted for as prepaid expense.

The Company did not issue any stock during the years ending December 31, 2003, 2004 or the six month period ending June 30, 2005. From July 22, 2005 through August 9, 2005, the Company issued 15,644,931 shares of common stock related to the items above. Our earnings per share calculation in the Statement of Operations is on an “if-issued” basis and reflects the weighted average common stock that would have been outstanding had all shares that were purchased for cash and all shares that would be issued for services had been issued on the date of purchase or contract date for services.

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

On December 31, 2005, the Company’s board of directors approved the issuance of 21,428 shares of common stock payable to a member of the Board of Directors for services rendered during fiscal year 2005. The shares were valued at fair market value, or $0.35 resulting in compensation expense of $7,500. The shares were issued on March 6, 2006

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company. On March 10, 2006, the company issued the PSG shareholder’s 1,932,569 shares of common stock valued at $0.35, or $676,400 (See NOTE F).

During the quarter ended March 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were retired and canceled by each shareholder in an effort to improve the Company’s capital structure (See NOTE O).

On March 8, 2006, the Company entered into a line of credit with a primary softgoods supplier whereby the company will issue up to 1,142,857 shares of common stock in exchange for $400,000 of inventory. On March 10, 2006, the Company issued 174,031 shares of common stock pursuant to the line of credit in exchange for a reduction in accounts payable for inventory valued at $60,911. Pursuant to this agreement, the supplier was granted two warrants to purchase the Company’s common stock. The supplier exercised one warrant in full and received 400,000 shares of common stock in exchange for $100,000. The remaining warrant gives the supplier the right to purchase 500,000 shares of common stock for $0.35 per share (see NOTE K).

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

During the quarter ended September 30, 2006, the Company issued 41,666 shares of common stock valued at the closing price of the stock on the date of issuance, or $6,250 to two if its directors as payment in lieu of cash.

During the quarter ended September 30, 2006, 255,000 “Debenture” Warrants were exercised at a strike price of $.15 resulting in proceeds of $38,250 to the Company and a loss due to the conversion discount of $11,550.

During the quarter ended September 30, 2006, the company placed 742,345 shares to Dutchess pursuant to the Investment Agreement (See Note H). The total value of the shares on the dates of issuance was $103,288. Of this amount $70,932 was applied as a reduction to accrued interest on the Company’s debenture and $32,356 was recognized as a loss due to a conversion discount.

NOTE K - WARRANTS

At September 30, 2006 the Company had 3,440,238 Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Issue	Expiration
Class	Warrants	Warrant	Date	Date
A	500,000	$ 0.35	3/3/2006	TBD
A	28,571	$ 0.35	3/29/2006	9/30/07
Debenture	2,911,667	$ 0.15	5/15/2006	5/15/11

Total	3,440,238

During the three months ended March 31, 2006, three “A” Warrants were granted. A single 400,000 “A” Warrant was exercised resulting in $100,000 to the Company and the issuance of 400,000 shares of Common Stock (See NOTE J).

During the three months ended June 30, 2006, the company issued a warrant to purchase 3,166,667 shares of Common Stock in connection with a convertible debenture (See NOTE H).

During the three months ended September 30, 2006, 255,000 Debenture warrants were exercised (See Note J).

Stock Warrants Issued to Third Parties

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

In addition, the Company evaluates each derivative issued to determine whether treatment as either equity or a liability is warranted pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock of that derivative.

During the nine months ended March 31, 2006, three warrants were issued; a 500,000 “A” Warrant; a 28,571 “A” Warrant and 3,166,667 Debenture warrants. The debenture warrants are discussed in detail above (See Note H). The terms of each “A” warrant are substantially the same. No additional services are required beyond the issue date, each warrant has registration rights, but no liquidated damage clause and net-share settlement is required. Thus, pursuant to EITF 00-19, the Company has included the fair market value of these warrants in stockholders equity. The Company calculated the value of the 500,000 “A” warrants on the closing date of the transactions as being $ 45,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 2.5 years, exercise price $.35, volatility 1.6%, risk free rate 4.86%, and zero dividend yield. The Company calculated the value of the 28,571 “A” warrants on the closing date of the transactions as being $ 4,571 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 1.5 years, exercise price $.35, volatility 5.2%, risk free rate 4.86%, and zero dividend yield. Both warrants were unexercised as of September 30, 2006.

NOTE L - STOCK INCENTIVE PLAN

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

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its Product Manager, Duane Pacha a non qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

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

The following table summarizes the Company's stock option activity for the three months ended September 30, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	900,000	$ 0.35
Granted	-
Forfeited	-
Exercised	-
Outstanding at end of period	900,000	$ 0.35

Options exerciseable at end of period	337,500

The following table summarizes information about the Company's stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At September 30,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.35	900,000	1.20	$ 0.35	337,500	$ 0.35

Total	900,000	1.20	$ 0.35	337,500	$ 0.35

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards. Compensation cost is amortized over the vesting period. The current options were granted prior to the Company’s common stock trading in the secondary markets. Thus, fair value was determined to be $0.35 per share using the Company’s SB-2 (originally filed on June 16, 2005) as a proxy. Given that the Company is currently trading on the secondary markets and relevant fair market value data is available, the Company intends to value all future stock option grants using the Black-Scholes Option Pricing Model. During the three months ended September 30, 2006, the Company recognized compensation expense of $39,375 and an offsetting allowance for the same amount due to the unlikelihood that these options will ever be exercised. For the nine months ended September 30, 2006 and since the grant date, the Company has recognized compensation expense in the amount of $85,313.

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

The loss for the fiscal year ended December 31, 2005 was $3,566,580. As of December 31, 2005 a valuation allowance for the full amount of the net deferred tax asset has been recognized over the periods for $1,426,632, based on an anticipated tax rate of 40%.

NOTE N - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE O - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

During the three and nine months ended September 30, 2006, the Company incurred $7,857 and $26,749 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s President, Todd Pitcher.

NOTE P - SUBSEQUENT EVENTS

In October 2006, the Company issued 601,656 shares pursuant to the Investment Agreement (See Note H).

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Sales for the three months ended September 30, 2006 and 2005 were $531,932 and $96,211, respectively, representing a $435,721, or 452% increase. The three month year-over-year increase is due primarily to sale of snowboards, which were not included in the previous period’s sales, and online sales of water sports products.

Net Sales for the nine months ended September 30, 2006 and 2005 were $1,634,456 and $1,355,104, respectively, representing a $279,352, or 20.6% increase. The nine month year-over-year increase is primarily due to sale of snowboards, which were not included in the previous period’s sales and increases in overall sales of water sports products.

Gross margin for the three months ended September 30, 2006 and 2005 was $263,557, or 49.5% and $51,392, or 53.4%, respectively. The 3.9% year-over-year decrease in our gross margin was primarily due to the increase in costs of goods for snowboard and water sports products, as well as increases in payments for freight and duty charges for snowboard products.

Gross margin for the nine months ended September 30, 2006 and 2005 was $534,047, or 32.7% and $430,055, or 31.7%, respectively. The 1% year-over-year increase in our gross margin was primarily due to reduction in operational and shipping costs for our moto line, a reduction in freight and duty for the water sports products.

Selling, General and Administrative expenses for the three months ended September 30, 2006 and 2005 was $683,185 and $385,779, respectively, representing a $297,406 increase. Selling, General and Administrative expenses for the nine months ended September 30, 2006 and 2005 was $2,651,553 and $3,227,749, respectively, representing a $576,196 decrease. The three month year-over-year increase was due to higher personnel, marketing and advertising related costs whereas the nine month year-over-year decrease was primarily the result of reductions in professional services fees and stock compensation expenses.

Net loss for the three months ended September 30, 2006 and 2005 was $1,065,502 and $340,007, respectively, representing an increase in net loss of $725,495. The three month year-over-year net loss increased primarily due to non cash costs related to the amortization of our debenture warrants, beneficial conversion feature, loss due to conversions of the debenture, loan interest, the reserve created for strategic loans made to an unaffiliated company and increases in selling and advertising expenses. Net loss for the nine months ended September 30, 2006 and 2005 was $2,927,446 and $2,858,990, respectively, representing a increase in net loss of $68,456. The nine month year-over-year net loss increased due primarily to an increase in debenture related costs and the loan reserve offset by lower stock based compensation for professional services and key employees.

Financial Condition

From inception to September 30, 2006, we incurred an accumulated deficit of $7,473,535, and we expect to incur additional losses through the year ending December 31, 2006 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended September 30, 2006, we had a net decrease in cash of $889,984. Total cash resources as of September 30, 2006 was $67,306 compared with $957,290 at June 30, 2006 and $371,135 at December 31, 2005.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability. During the first nine months of 2006 and the latter half of 2005, the Company’s cost control strategies focused on managing general and administrative expenses through keeping headcount to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

In May, 2006 we commenced a private placement to sell up to $1,900,000 of convertible debentures with a $10,000,000 equity line of credit (the “Investment Agreement”) following an effective registration statement. The Company closed the private placement by issuing a convertible debenture for $1,900,000 and subsequently filing an SB-2 registration statement, which became effective on June 15, 2006. The Company now has access to funds under the Investment Agreement.

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

Academy Snowboard Company

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

Our Success is Tied to Dependence on Key Personnel.

The Company’s success depends to a significant extent upon efforts and abilities of its key personnel, as well as other key creative and strategic marketing personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon the Company’s business, operating results and financial condition. If the Company is not able to efficiently replace its key personnel with qualified individuals, its business and operational activities could suffer. In turn, if the Company’s operational activities decline, its financial performance and overall financial condition will also suffer. This would have an adverse affect on our share price. No assurances can be given that a replacement for any of our key personnel could be located if their services were no longer available. At present, we do not have key man insurance.

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

As of September 30, 2006, a total of 12,671,610 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

(b)  Changes in Internal Controls Over Financial Reporting

In accordance with Item 308 (c) of Regulation S-B, as of September 30, 2006 there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involved amounts which are believed to be immaterial to the consolidated financial condition and operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended September 30, 2006.

Item 3. Defaults Upon Senior Notes.

The Company is currently in default on the following Notes:

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year.	$8,206
Unsecured demand note payable to John Helms, bearing interest at 2% per year.	155,905
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year.	1,905
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year.	40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year, matures July, 30, 2006 and is collateralized by 80,000 shares of common stock.	20,000
Secured demand note payable to Hector Peneda, bearing interest at 12% per year, matures on August 7, 2006 and is collateralized by 40,000 shares of common stock.	10,000
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 4% per year.	45,906
Total	$282,297

Related party

2006
Secured demand note payable to Craig Hudson, bearing interest at 12% per year and collateralized by 200,000 shares of common stock.	50,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year and collateralized by 240,000 shares of common stock.	60,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	8,118
Unsecured demand note payable to Sheryl Gardner , bearing interest at 2% per year.	54,906
Total	233,024

Total interest due on the above Notes is $16,653 bringing the total amount in default to $298,950.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

ITEM 6. Exhibits And Reports On Form 10-QSB September 30, 2006

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

EXECUTE SPORTS

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Todd Hahn	/s/ Sheryl Gardner

Todd Hahn Chief Executive Officer November 15, 2006	Sheryl Gardner Chief Financial Officer November 15, 2006

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith