Form 10KSB
period 2006-12-31
EXECUTE SPORTS INC
filed 2007-04-16
CIK 1330292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-125868

EXECUTE SPORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0038070
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

21143 Hawthorne BL #425
Torrence, CA 90503
 (Address, Including Zip Code, Including Area Code, Of Registrant's mailing address)

Registrant’s telephone number, including area code:
(949) 498-5990

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2006 were $2,018,468.

The aggregate market value of the Registrant's common stock held by non-affiliates (38,172,273) of the Registrant on April 09, 2007 (based on the closing sale price of US $0.035 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $1,336,030. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on April 9, 2007 was 52,234,633.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

During 2006, we had three lines of business including water sports, snow sports and licensed as well as branded apparel.

Our snow sports products included snowboards, related accessories and apparel marketed under the “Academy” brand. The Company’s “Academy” snowboard brand was marketed to the specialty retail and pro shop markets throughout North America and in 15 countries worldwide. During 2006, we experienced significant difficulties related to product quality and manufacturer delivery times which rendered the business unprofitable and in the opinion of management irreparably damaged the credibility of the Academy brand with our customers and end users of our product. Therefore, in November of 2006, the decision was made by the Board and management to divest the snow sports business, which was accomplished on January 31, 2007.

Our water sports products include US Coast Guard Approved Vests, wetsuits, rash guards, accessories and wake skates. Our products are marketed under the “Execute” brand name as well as various other OEM brand names.

The company markets its Execute branded product line through a network of independent dealers located throughout the United States and through a multitude of distributors through out the world. The company also has a major presence with many different on-line retailers. The “Execute” brand has existed since 2002 and is vastly becoming one of the most respected names in the water sports market - especially amongst wakeboard and Wakeskate consumers.

The company continued an exclusive worldwide license to produce, market and distribute apparel under the “Eagle Rider” brand name. As it became clear that the market for this type of apparel was not increasing, the company decided to severe ties with “Eagle Rider” and discontinue manufacturing and distributing their branded apparel.

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company’s aggressive marketing strategy which consists in aligning its brand with leading wakeboard and wake skate athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

SUMMARY OF CORPORATE HISTORY

Execute Sports, Inc. (the “Company”) was founded in 2002 as Padova International USA, Inc. to produce graphics kits and ancillary soft goods for the motocross, enduro and ATV markets.

In 2003, the Company launched its water sports division under the “Execute” brand to provide wetsuits, vests, rash guards and ancillary products to the wake board and ski markets.

Over the past few years, we have established distribution for its products throughout North America, Europe, Australia, South Africa and into Asia with customers including GI Joe’s, Big 5, Boater’s World, Bass Pro and Overton’s.

In 2006, we expanded our commitment to the action sports industry by acquiring Pacific Sports Group, Inc., (“PSG”) which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. During 2006, the Company found the return on investment of the previous PSG brands was insufficient to justify spending additional resources on these brands moving into 2007.

The Company was headquartered in Laguna Niguel, California (with previous offices in San Clemente and Oceanside, California) but recently moved to Torrence, CA. The company now maintains a distribution warehouse in Gardena, California with sales offices in Redondo Beach, Burbank and Torrence, CA.

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

The entire line of “Execute” branded products is available at leading sporting goods stores, marine dealers and independently owned pro shops. Our line is also available on line at leading sporting goods outlets. Our primary focus has been to establish the “Execute” branded line in the wakeboard, wake skate, water ski and PWC markets. We have made an effort to market our product to the mass market and not limit ourselves to smaller shops which are traditionally owned by the surf brands.

Business Model

The Company's products are currently sold through an extensive network of independent dealers located throughout the United States, and through distributors representing dealers in Asia, Europe, South America, Australia and other international markets. To promote new dealerships and to service its existing dealer network, the Company also contracts on an independent basis with sales representatives throughout the United States to represent the Company and its products.

Through its direct efforts, as well as through independent sales representatives, Execute has established distribution to more than 200 retail stores in the United States, including Big 5, G.I. Joe’s, Boater’s World, Marine Max, Bass Pro and a slew of major on-line retailers including Amazon.com, The Sports Authority.com and Dicks Sporting Goods.com. Worldwide, Execute relies on strategic distribution partnerships to establish retail channels. Management believes the Company’s relationship with its distributors will be a major strength.

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

APPAREL BUSINESS

Business Model

Execute Sports Inc. is a premier, branded consumer products company which targets its “Execute” branded water sports line to the Power Sports and Action Sports markets.

The Company derives its revenue primarily from the design, manufacture and wholesale sales of its “Execute” branded products along with several OEM products, into the waters sports market. In the water sports market, the majority of our revenue is from the sales of wetsuits, rash guards, life jackets and ancillary products to the wakeboarding and water skiing consumers. We also private label these products to select customers.

Execute Sports intends to continue to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industries. As our cashflow and capital resources permit, we intend to expand our product lines in water sports and also to continue to respond to what we believe our customers want through the introduction of and diversification into new product lines. Our customer relationships are important to providing us with feedback in terms of how their end customer are responding to our products and also as to where they see demand increasing and decreasing in our markets. We intend to continue to leverage our customer’s feedback to better position our product development strategies going forward.

In addition, through our sponsorship of leading athletes and high-profile events, and our participation in the target markets, we intend to identify and understand what the market trends are and we will also use that understanding to influence our product development strategies.

We intend to implement our internal growth strategy by continuing to improve operating efficiencies. For example, we will seek out distribution relationships that enable us to sell both water sports and motor sports products into their channels, as opposed to one or the other. We will also work to establish “private label” wholesale distribution relationships with customers whose products are complimentary to our own that will, in turn, allow us to sell our branded products into their channels. As noted above, we intend to extend our product offerings through new product launches and maximizing our extensive distribution channels. In addition, we will seek strategic acquisitions of other power sports and action sports companies with well-established brands and with complementary distribution channels.

Our ability to service and expand existing distribution channels both domestic and internationally, as well as open new distribution channels is key to our revenue growth. General economic and industry conditions could also affect our revenue performance.

COMPETITION

Execute’s competition varies along its product lines. The sporting goods products, recreational products, footwear and apparel markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than Execute. A relatively large number of companies compete for sales of active wear. While Execute believes its increasingly well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction and growth of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods, recreational products, footwear and apparel. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

Employees

As of April 9, 2007, we had a total of 2 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described herein. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this 10-KSB are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to increase sales. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through December 31, 2006, a significant portion of our financing has been through debt financing and private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

In the audit of our financial statements, our auditors, Bedinger & Company, have questioned our ability to continue as a going concern. This is based on our Company’s history of reported losses. We have a history of losses. We had a net loss of $5,608,910 for the fiscal year ended December 31, 2006 and a net loss of $3,566,580 for the fiscal year ended December 31, 2005.

The majority of net loss for the year ended December 31, 2006 was incurred due to amortization expenses of $2,016,967, salaries and related payroll taxes and expenses of $916,287, and Investor Relations expenses of $625,869.

We expect to decrease our operating expenses by refocusing on our core businesses and trimming our non core business related expenses. However, we cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

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

The markets in which we cater to are intensely competitive. Our primary competitors for wetsuits include Jet Pilot, Body Glove, O’neil, Rip Curl and Quicksilver. The market for the Company’s products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the business. Many of the Company’s competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

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

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

•	the Company’s ability to establish and strengthen brand awareness;

•	the Company’s success, and the success of its strategic partners, in promoting the Company’s products;

•	the overall market demand for water sports products of the type offered by the Company and in general;

•	pricing changes for our products as a result of competition or otherwise;

•	the amount and timing of the costs relating to the Company’s marketing efforts or other initiatives;

•	the timing of contracts with strategic partners and other parties;

•	fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;

•	the Company’s ability to compete in a highly competitive market, and the introduction of new products by the Company; and

•	economic conditions specific to the water sports industries and general economic conditions.

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

We Rely on Two Major Manufacturers of our Wetsuit and Vest Products

Sheico and Hydro Dynamics, Montana and Spoturn manufacture 100% of our products. All manufacturing is based in mainland China, Thailand and Taiwan. If these facilities were inaccessible to us for political reasons or in the event of a natural disaster, our business would be materially adversely affected. We might not be able to transition our manufacturing business to another manufacturer in a timely manner and the costs of changing facilities as well as the costs of manufacturing elsewhere could be prohibitively high. In addition, each of these manufacturers are “contract” manufacturers and consequently are not solely obligated to service our account. In which case, other larger customers might demand more of these manufacturers’ resources, which in turn, could cause delays in their ability to provide us with timely delivery of product. If, for any of the reasons stated above, we are not able to timely respond to purchase orders through our existing contract manufacturing partners, we would likely see a negative impact in our business and operations. In turn, this would have a material adverse impact on our financial results and our share price would likely decline.

We Could Have Difficulty in the Management of Potential Growth.

The Company anticipates that a period of expansion will be required to address potential growth in its customer base, market opportunities and personnel. This expansion will place a significant strain on the Company’s management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company anticipates entering into relationships with various strategic partners and third parties necessary to the Company’s business. There can be no assurance that the Company’s current and planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel for planned operations, or that Company management will be able to identify, manage and exploit existing and potential strategic relationship and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company’s business because it might be unable to meet purchase order demands from its customers, or maintain a level of inventory sufficient to support demand. This could cause the Company to lose customer and distribution relationship that would, in turn have an adverse affect on the Company’s results of operations and financial condition. In which case, the Company’s share price could be adversely affected.

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

As of the date of this 10KSB, we have made loans in the form of promissory notes to a strategic partner amounting to $396,128, and have created a$250,000 allowance for the estimated unrecoverable portion. The net balance of $146,128 represents approximately_19% of our total assets. The promissory notes bear an annual interest rate of 2% and began coming to maturity on April 7, 2006. If these loans are not repaid by maturity date, our business will be adversely affected.

We have established a strategic relationship with WDHQ, Inc. and 449, Inc. (the “Debt Holders”), which are both owned and operated by the same individual, Don Swedo, who is an unrelated party to our business. The Debt Holders own and operate five retail franchises of EagleRider Corporation (the “Parent Company”) located in Miami, St. Louis, Phoenix, Palm Springs and San Diego. In conjunction with, but not as a condition of, our loan to the Debt Holders, we have secured an exclusive license and wholesale distribution agreement with the Parent Company that we believe will substantially expand our addressable customer base for our products as well as increase our sales by fulfilling purchase orders on a wholesale distribution basis. However, if the Debt Holders fail to repay the principal and interest on the note in a timely fashion, our cash flow from existing operations could be further negatively impacted. In turn, this would negatively impact our financial performance and results, as well as our ability to respond efficiently to purchase orders from other distributors.

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

As of April 9, 2007, a total of 26,700,896 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company recently moved its headquarters from Laguna Niguel, California (with previous offices in San Clemente and Oceanside, California) to Torrence, California. The company now maintains a distribution warehouse in Gardena, California with sales offices in Redondo Beach, Burbank and Torrence, CA. The Company does not currently lease office space.

ITEM 3. LEGAL PROCEEDINGS

During 2006 two claims were filed against Execute Sports and one claim was filed by Execute Sports for repayment of past due loans receivable.

A former employee of the company filed a complaint on August 14, 2006 against the Company and two of its officers for breach of contract, breach of the implied covenant of good faith and fair dealing, libel, and interference with contract. The Company answered on behalf of all named defendants. Through law and motion hearings, the Company was able to obtain a dismissal of the libel claim. During the first quarter of 2007 the parties were able to reach a tentative agreement. If the settlement is not consummated the Company will defend the action. Legal representatives for the Company, at this stage of the litigation, believe it is impracticable to render an opinion about whether the likelihood of an unfavorable outcome is either “probable” or “remote”, however, the Company believes it has meritorious defenses. Therefore, no liability has been recognized by the Organization as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

A former consultant filed a complaint on April 11, 2006 for breach of contract. The consultant seeks compensatory damages and issuance of unrestricted stock and attorneys fees. Legal representatives for the Company, at this stage of the litigation, believe it is impracticable to render an opinion about whether the likelihood of an unfavorable outcome is either “probable” or “remote”, however, the Company believes it has meritorious defenses. Therefore, no liability has been recognized by the Organization as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

On December 6, 2006, the Company filed a claim against two corporations and two individuals claiming breach of promissory notes, breach of contracts, and recovery under common counts. The Company seeks repayment of money loaned to the defendants in the aggregate sum of approximately $500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was first cleared for trading on the NASD OTC bulletin board on February 17, 2006 under the ticker symbol “EXCS” and has been trading since that time. The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated:

	HIGH	LOW
Fiscal 2007
1st Quarter	$0.02	$0.08
Thru April 2007	.04	.03

Fiscal 2006:
1st Quarter	$0.53	$0.38
2nd Quarter	.50	.24
3rd Quarter	.26	.09
4th Quarter	.10	.02

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Holders

As of April 9, 2007, there were 52,234,633 shares of common stock outstanding and approximately seventy nine (79) record holders of common equity. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plans

Effective January 1, 2006, the Board of Directors of the Company adopted the 2006 Execute Sports, Inc. Non-Employee Directors’ Stock Incentive Plan (the “Plan”). The Plan generally provides for the grant of either nonqualified option, restricted stock and/or deferred stock to directors at not less than the fair market value of our common stock as of the grant date. No nonqualified option, restricted stock and/or deferred stock shall be granted pursuant to the Plan ten years after the Effective Date. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the Plan is 1,500,000. As of December 31, 2006, no options or deferred stock was issued and outstanding. From inception through December 31, 2006, the Company issued 1,073,808 shares of restricted stock leaving 426,192 common shares available for future grant.

Use of Proceeds from Registered Securities

SB-2/A Effective October 12, 2005

As required by 230.463 of Reg SB and pursuant to sections 13(a) and 15(d) of the Exchange Act (15 U.S.C. 78m(a) and 78o(d)) after effectiveness of our Securities Act registration statement, declared effective by the Securities and Exchange Commission on October 12, 2005, Commission File No. 33-125868, we commenced a self underwritten offering of up to 3,571,428 “new distribution” shares of the Company’s common stock at $0.35 per share (the “Offering”), and 6,679,350 previously issued shares by the Company to shareholders pursuant to a private placement, professional services and debt related matters. The aggregate price of the Offering was $3,587,771.

The Offering commenced on October 26, 2005, which was terminated on January 3, 2006. At the termination date of the offering, or January 3, 2006, we had received gross, or “aggregate” proceeds of $1,246,550 from sales of the “new distribution shares”. No proceeds were received by the Company for sales of any of the 6,679,350 previously issued shares.

The total amount of common shares registered, pursuant to the Offering, were 10,250,778.

Other Expenses Of Issuance And Distribution

The following table sets forth a reasonable estimate by the Company of costs and expenses payable by us in connection with the Offering of the common stock being registered.

SEC registration fee	$422.28
Accounting fees and expenses	$45,000.00

Legal fees and expenses	$20,000.00
Transfer agent and registrar fees and expenses	$1,500.00
Miscellaneous	$10,000.00
Total	$76,422.28

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

SB-2/A Effective June 15, 2006

As required by 230.463 of Reg SB and pursuant to sections 13(a) and 15(d) of the Exchange Act (15 U.S.C. 78m(a) and 78o(d)) after effectiveness of our Securities Act registration statement, declared effective by the Securities and Exchange Commission on June 15, 2006, Commission File No. 333-134418, we set aside a self underwritten offering of up to 3,166,667,”warrant shares”, 12,666,667 “convertible debenture shares”, and 35,000,000 “investment agreement shares” of the Company’s common stock at $0.15 per share, and 940,000 previously issued shares by the Company in exchange for convertible debt. The aggregate price of the Offering was $7,860,000.

We will not receive any proceeds from the sale of the common stock. However, we will receive up to $475,000 upon the exercise of the warrant shares issued to Dutchess and up to $10,000,000 pursuant to the terms of the Investment Agreement with Dutchess. No proceeds were received by the Company for sales of any of the 940,000 previously issued shares.

The total amount of common shares registered, pursuant to the Offering, were 51,773,334.

Other Expenses Of Issuance And Distribution

The following table sets forth a reasonable estimate by the Company of costs and expenses payable by us in connection with the Offering of the common stock being registered.

SEC registration fee	$841.01
Accounting fees and expenses	$16,000.00

Legal fees and expenses	$10,000.00
Transfer agent and registrar fees and expenses	$500.00
Miscellaneous	$2,000.00
Total	$29,341.01

All payments made by the Company in relation to costs and expenses incurred by the Company in connection with the Offering were direct payments.

From the effective date of the Securities Act registration statement to the ending date of the reporting period we received $38,250 for warrants exercised into common stock and $164,097 for shares issued pursuant to the investment agreement. All proceeds from the issuance of these shares was used to repay principle and interest of our convertible debenture and notes payable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this 10-KSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-KSB.

Overview

At the beginning of 2006, we had three lines of business which included watersports, snow sports and licensed apparel. 2006 proved a watershed year due to difficulties encountered with respect to production, sales and growth related to the snow sports and branded apparel businesses. Moving into 2007 we decided to concentrate corporate resources on our water sports business where the Company has a proven track record of success and future success is most probable.

Our water sports products include wetsuits, vests, rash guards accessories and wake skates. Our wetsuits, vests, rash guards, accessories and wake skates are marketed under the “Execute” brand, as well as through private label relationships.

The Company markets its Execute branded product line through a network of independent dealers located throughout the United States and through a multitude of distributors through out the world. The company also has a major presence with many different on-line retailers. The “Execute” brand has existed since 2002 and is vastly becoming one of the most respected names in the water sports market - especially amongst wakeboard and Wakeskate consumers.

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company’s aggressive marketing strategy which consists in aligning its brand with leading wakeboard and wake skate athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

We received proceeds of $70,000 on January 3, 2006, through the sale of 200,000 shares of common stock at $0.35 that were included in our SB-2 registration statement, which was declared effective by the Securities and Exchange Commission on October 12, 2005. We received $565,000 in 2006 for secured promissory notes. We received $100,000 through the sale of warrants to purchase 400,000 shares of restricted common stock to a strategic investor and business partner to the Company. We exchanged 20,177,369 registered and unregistered common stock for our acquisition of Pacific Sports Group, services, product, interest expense and debt repayments totaling $1,771,029.

We need additional capital to fund our operations through December 31, 2007, at which time we may seek to raise additional financing. We are required, under the terms of the promissory notes issued in February through March 2006 to pay annual interest of 9% to 12%. The promissory notes are secured by 1,720,000 shares of our common stock.

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

Results of Operations

Twelve Months Ended December 31, 2006 And 2005

Revenue

During the year ended December 31, 2006 and 2005 the Company had revenue of $2,018,468 and $1,389,163, respectively. The $629,305, or 45% increase in net sales is due primarily to sale of snowboards, which were not included in the previous period’s sales, and online sales of water sports products.

Gross Margin

Gross margin for the year ended December 31, 2006 and 2005 was $195,965 or 10% and $332,722 or 24%, respectively. The $136,757 or 41% decline in annual gross margin was primarily due to the increase in costs of goods for snowboard and water sports products offset by a reduction in freight and duty for the water sports products.

Operating Expenses

For the year ended December 31, 2006 and 2005, total operating expenses were $3,322,109 and $3,828,921, respectively. The year-over-year decrease of $506,812 or 13% was primarily the result of reductions in professional services fees and stock compensation expenses offset by higher personnel, marketing and advertising related costs.

Net Loss

Net loss for the year ended December 31, 2006 and 2005 was $5,608,910 and $3,566,580, respectively, representing an increase in net loss of $2,042,330, or 57%. The year-over-year net loss increased primarily due to non cash costs related to the impairment of goodwill of $1,288,577, amortization of our debenture warrants of $205,788, amortization of our beneficial conversion feature of $435,577, loan interest of $196,422, the reserve created for strategic loans made to an unaffiliated company of $250,000 and increases in selling and advertising expenses offset by lower stock based compensation for professional services and key employees.

FINANCIAL CONDITION

From inception to December 31, 2006, we incurred an accumulated deficit of $10,154,999, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of convertible debenture amortization, selling and operating expenses related to expensing of stock, support of our plans to expand sales and distribution channels, development of new products and higher than anticipated cost of sales relative to sales.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the year ended December 31, 2006 we had a net decrease in cash of $296,749. Total cash resources as of December 31, 2006 were $74,386, compared with $371,135 at December 31, 2005.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability. During 2006 and the latter half of 2005, the Company’s cost control strategies focused on managing general and administrative expenses through keeping headcount to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships.

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

On December 26, 2005, the Company began offering stock pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on December 11, 2005. Pursuant to the terms of the Offering, the Company offered to certain investors up to 3,571,428 shares of the Company’s common stock for consideration of $0.35 per share. As of December 31, 2005, the Company has received $1,246,550 in proceeds $70,000 of which was received on January 3, 2006.

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

Management is currently in the process of seeking additional equity financing with potential investors. Management is also working with the holders of our convertible debentures to finance production and provide working capital when needed. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Outlook for our Business

Due to strong secular trends in the action sports and power sports markets, we have experienced significant revenue growth since 2002 and anticipate continued strength in revenue growth during 2007 for our water sports products. However, due to the Company’s recent restructuring and transfer of its Academy brand and snowsports business, we anticipate lower overall revenues in 2007 compared to 2006. In the future due to our planned expansion of products, distribution channels and our acquisition strategy we intend to grow our product lines going forward primarily through the use of existing cash flow. In addition, we anticipate that we will raise additional capital through equity financing, and intend to use proceeds from these additional financing rounds to expand out product lines. We do not anticipate that significant capital resources will be required to expand our distribution channels. We believe that our existing relationships with athletes, vendors and manufacturers will be sufficient to provide opportunities to enter into new markets and add new distributors. We do however, intend to finance our acquisition strategy going forward through additional rounds of equity financing as well as through the use of our stock. If we fail to raise additional capital, our ability to implement additional businesses that are a strategic fit to our own will be negatively impacted.

Our revenue has grown from $337,258 in 2002 to $1,389,163 in 2005 and $2,018,468 in 2006. Our revenue growth has been and will continue to be dependent, in part, on our ability to increase production and respond efficiently to market demand for our products. In addition, we believe that continued revenue growth is dependent, in part, on growing our distribution channels and retail points of presence overseas.

We have increased our operating expenses to support the growth in our business and to develop and market our products. Our wetsuit products are our largest expenses and have increased as our revenue has increased. Our personnel expenses are our next largest expense and consist of salaries, commissions, benefit plans and other payroll costs. We intend to hire additional personnel primarily in the areas of sales and marketing to support our anticipated growth.

Off-Balance Sheet Arrangements

At December 31, 2006 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

At December 31, 2006 the Company had no obligations that would qualify to be disclosed as operating lease obligations.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2006. However, there can be no assurance the Company's business will not be affected by inflation in the future.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES on page 38.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) As of December 31, 2006, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act,.

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we had significant deficiency constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006

The significant deficiency in internal control identified consisted of inadequate segregation of duties affecting initiating, recording and processing financial data.

Based on the evaluation, which disclosed a deficiency in the segregation of financial duties, the Company’s President and Chief Financial Officer (who is the principal accounting officer) concluded that the Company’s disclosure controls and procedures are were effective as of the end of the period covered by this report.

The Company has taken, and will continue to take, steps to address the specific problems identified by the auditors including, but not limited to, emphasizing enhancement of the segregation of duties based on the limited resources the Company has, and, where practical, the Company will continue to assess the cost versus benefit of adding additional resources that would mitigate the situation. Our President and Chief Executive Officer will monitor our accounting policies to assure proper accounting on an ongoing basis.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of April 9, 2007:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Geno M. Apicella	44	CEO and Principal Accounting Officer

Sheryl Gardner*	48	CFO

Celeste Berouty	40	President and Secretary

Craig Washington	44	Director

Benedict Amendolara	46	Director

* Currently on medical leave

EXECUTIVE OFFICERS AND DIRECTORS

Geno M. Apicella is the founder of the Company and has been its CEO since December 2006. Mr. Apicella was the Executive Vice President of Sales from February 2003 to December 2006. He was graduated from San Francisco State University in 1983 was the Executive Vice President of Zak Sports from 1994 through 2001 and founded the water sports line in 2001. He has been employed by Execute Sports (formerly Padova International USA, Inc.) since 2001. Geno’s innovative designs in wetsuits and ski vests are currently present in the marketplace today. He is responsible for the marketing, design and production for all watersports products at the company.

Celeste Berouty has been the President and Secretary of the Company since December 2006. In October 2006, Ms. Berouty was hired by the Company to lead its sales initiative. Ms. Berouty brings 19 years of experience in the watersports market as the former Director of Sales for Body Glove Wetsuit, Co. She has experience and success in selling and developing products for all avenues of watersports, including surf, dive, waterski, wakeboarding, paddling and fishing.

Craig Washington is a licensed CPA and Real Estate Broker. Prior to founding the real estate firm where he is currently a principal, Washington Realty Group, in 2000, Mr. Washington served as an accountant at Arthur Anderson. Mr. Washington was graduated from San Francisco State University in 1984.

Ben Amendolara has been serving as a board member of Execute Sports since May of 2006. From 2002 to the present, Mr. Amendolara has been teaching part time at the Fashion Institute of Design and Merchandising in Los Angeles. From 1992 thru 2002 Mr. Amendolara served as Vice President and then President of a privately held textile manufacturing facility. Mr. Amendolara graduated from the Fashion Institute of Technology in New York with a degree in Textile Technology in 1983.  He has been involved in the manufacturing of textile products for the last 24 years.

Sheryl Gardner completed her education at the University of Alabama, Tuscaloosa. Sheryl brings more than two decades experience and expertise in contract and forensic accounting and has been employed by Execute Sports since 2003.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our directors perform the functions of audit, nominating and compensation committees. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2006, except that Mr. Apicella and Ms. Berouty failed to timely file their respective Form 3.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

As of the date of this 10-KSB, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. We intend on adopting a Code of Ethics which applies to our chief executive officer and our senior financial officers in the near future.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2006 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Execute Sports, Inc. received compensation in excess of $100,000 during fiscal year 2006.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Geno	2006	$96,000	—	—	$54,428	—	—	—
Apicella,	2005	$72,000	—	—	$550,000	—	—	—
CEO	2004	—	—	—	—	—	—	—

Celeste	2006	$35,417	—	—	$25,000	—	—	—
Berouty	2005	—-	—	—	—	—	—	—
President	2004	—-	—	—	—	—	—	—

Sheryl	2006	$91,200	—	—	$20,000	—	—	—
Gardner,	2005	$72,000	—	—	**	—	—	—
CFO(1)	2004	—	—	—	—	—	—	—

Scott	2006	$36,836	—	—	—	—	—	—
Swendener,	2005	$72,000	—	—	$550,000	—	—	—
VP*	2004	—	—	—	—	—	—	—

Don	2006	$84,577	—	—	—	—	—	—
Dallape,	2005	$132,000	—	—	$550,000	—	—	—
CEO*	2004	—	—	—	—	—	—	—

Todd	2006	$69,000	—	—	—	—	—	—
Pitcher	2005	—	—	—	—	—	—	—
Pres*	2004	—	—	—	—	—	—	—

Jeff	2006	$80,500	—	—	$302,357	—	—	—
Baughn	2005	—	—	—	—	—	—	—
VP Mktg*	2004	—	—	—	—	—	—	—

Todd	2006	$68,750	—	—	—	—	—	—
Hahn	2005	—	—	—	—	—	—	—
CEO*	2004	—	—	—	—	—	—	—

Duane	2006	$80,500	—	—	$302,357	—	—	—
Pacha	2005	—	—	—	—	—	—	—
VP Prod *	2004	—	—	—	—	—	—	—

Notes:	* No longer employed by the Company
** 2005 $100K incorrectly stated as granted award: was actually conversion of debt to stock.
(1)	On medical leave of absence.

OPTIONS AND STOCK APPRECIATION RIGHTS

We currently do not have any stock option plan for executive officers in place.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards were made to any of our executive officers during the last fiscal year.

COMPENSATION OF DIRECTORS

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Craig Washington		$17,607
Benedict Amendolara		$12,500

On January 2, 2006, the Company’s board of directors approved the 2006 Non-Employee Director’s Stock Incentive Plan subject to shareholder approval. The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock, which may be awarded under the Plan is 1,500,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

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

Executives' Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives’ compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

Employment Agreements with Executive Officers

Execute Sports, Inc. has executed employment agreements with its top executive officers. Below is a summary of the major terms of these employment agreements.

EMPLOYMENT AGREEMENTS

Geno M. Apicella, Founder and CEO. Mr. Apicella’s employment with us is governed by an employment agreement which provides for a base salary at the rate of ninety six thousand ($96,000.00) per year under employment. In addition to his base salary, Mr. Apicella has been granted 2,000,000 shares of the Company’s restricted common stock and an additional 500,000 shares upon ascension to the role of CEO. The Company may also provide Mr. Apicella with bonuses in cash or other compensation.

Celeste Berouty, President/Secretary. Ms Berouty’s employments with us is governed by an employment agreement which provides for a base salary at the rate of one hundred seventy five thousand ($175,000) per year under employment. In addition to her base salary, Ms. Berouty was granted 500,000 shares upon ascension to the role of President. The company may also provide Ms. Berouty with bonuses in cash or other compensation.

Sheryl Gardner, CFO. Ms. Gardner’s employment with us is governed by the laws of the State of California which provides for a base salary at the rate of seventy two thousand ($72,000.00) per year under employment. In addition to her base salary, Mrs. Gardner has been granted 500,000 shares of the Company’s restricted common stock. The Company may also provide Ms. Gardner with bonuses in cash or other compensation. Ms. Garnder is on medical leave of absence and the Company does not currently know when, or if, Ms. Gardner will return.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2006, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Leon Monfort	2,500,000	6.4%
2258 Rutherford Road
Carlsbad, CA 92008

Directors and Executive Officers (1):
c/o Execute Sports, Inc.
21143 Hawthorne BL #425
Torrence, CA 90503

Geno Apicella	4,893,845	12.6%

Celeste Berouty	1,942,308	5.0%

Sheryl Gardner*	1,056,000	2.7%

Craig Washington	1,394,450	3.6%

Benedict Amendolar	1,333,974	3.4%

All Officers and Directors as a Group	10,620,577	27.4%

*Ms. Gardner is on medical leave of absence.

(1) Includes only shares of common stock issued. None of the persons listed have been granted stock options, warrants or any other security that is exercisable or convertible into common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have described below transactions in the last two years between Execute Sports and an officer, director, 5% stockholder or any of their immediate family members that have been entered. For information about compensation paid in connection with employment or Board service for Named Officers and directors, see “Executive Compensation” beginning on page 25.

Related Party Transactions.

In 2003, the Company issued unsecured promissory Notes (the “Notes”) bearing 2% interest per month to Don Dallape and Scott Swendener, two of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principle amount of $585,762.

In 2005, the Company issued additional unsecured promissory Notes (the “Notes”) bearing 2% interest per month to Don Dallape and Scott Swendener who provided financing to our Company in the aggregate principle amount of $92,353.

Later in 2005, all of the Notes issued to Don Dallape and Scott Swendener were converted to outside, non-affiliated individuals to the Company. In February 2006, the Notes were renegotiated by the Company to bear 2% annual interest, and all unpaid back interest totaling $104,232 was converted to the Company’s common stock at $.25 per share, or 4 shares for each unpaid $1.00 of interest.

In 2005, the Company entered into a Consulting Agreement with Todd M. Pitcher to provide business consulting services on an ongoing basis to the Company. Such services included the maintaining of corporate minutes and related administrative documentation, shareholder recordkeeping, debt restructuring and distribution of shareholder reports. Under the terms of the Agreement the Company paid Mr. Pitcher at a rate of $2,000.00 per month and a grant of 400,000 shares of the Company’s restricted Common Stock.

During the year ended December 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

During the year ended December 31, 2006, the Company incurred $35,622 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s former President, Todd Pitcher.

During the year ended December 31, 2006, the Company incurred $25,856 of expenses paid on its behalf by Geno Apicella, CEO. In addition, Geno made loans to the company totaling $103,636 of which the Company has repaid $57,577 as of December 31, 2006. As of December 31, 2006, the Company was indebted to Mr. Apicella for $54,700.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Exhibits

Financial Statements

INDEPENDENT AUDITORS REPORT	F-1-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flow	F-6

Notes to Consolidated Financial Statements	F-7-26

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description	By Reference from Document
2.1	Acquisition Agreement, dated as of January 16, 2006 by and between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company's Form 8-K filed on January 19, 2006)

2.2	Financial statements of acquired company, Pacific Sports Group, Inc. dated as of December 31, 2006 and 2005 (Incorporated by reference with the Company's Form 8-K filed on March 20, 2006).

2.3
Trademark Transfer and Assignment Agreement between the Company and Duane Pacha and Jeff Baughn, dated January 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.1	Entry into binding letter of intent between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company’s Form 8-K filed on January 3, 2006).

10.2	Non-Employee Directors Stock Incentive Plan (Incorporated by reference with the Company’s Form 8-K filed on January 4, 2006).

10.3	Private Equity Credit Agreement with Skiva Graphics and Screen Printing (Incorporated by reference with the Company’s Form 8-K filed on March 8, 2006).

10.4	10.4 Secured Notes (Incorporated by reference with the Company’s Form 8-K filed on March 27, 2006).

17.1
Resignation of Donald Dallape as President of Execute Sports, Inc. and appointment of Todd M. Pitcher as President and Secretary of Execute Sports, Inc. (Incorporated by reference with the Company’s Form 8-K filed on December 21, 2005).

17.2
Resignation of Todd Hahn as Chief Executive Officer and Todd M. Pitcher as President, Secretary and director and appointment of Geno Apicella as the company’s Chief Executive Officer and Celeste Berouty as the company’s President (Incorporated by reference with the Company’s Form 8-K filed on December 26, 2006).

23.1	Consent of Independent Public Accountant, dated April 13, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)	Audit Fees

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 were $45,860. Additionally, Bedinger & Company has charged $5,500or tax preparation services for fiscal year 2006.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2006 and 2005.

(3)	Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007	Execute Sports, Inc.

	By:	/s/ Geno M. Apicella
Geno M. Apicella
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Geno M. Apicella	Chief Executive Officer	April 13, 2007
Geno M. Apicella	and Principle Accounting Officer

BOARD OF DIRECTORS

/s/ Celeste Berouty	President, Secretary	April 13, 2007
Celeste Berouty	and Director

/s/ Craig Washington	Director	April 13, 2007
Craig Washington

/s/ Benedict Amendolara	Director	April 13, 2007
Benedict Amendolara

EXECUTE SPORTS, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Execute Sports, Inc.

We have audited the accompanying consolidated balance sheet of Execute Sports, Inc. (the “Company”), as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Execute Sports, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company
Certified Public Accountants
Concord, California April 12, 2007

EXECUTE SPORTS, INC.
Consolidated Balance Sheet
December 31, 2006

December 31,
2006
ASSETS
CURRENT ASSETS
Cash	$74,386
Accounts receivable, net (Note B)	252,937
Inventory (Note C)	28,355
Prepaid expenses	49,494
Deferred financing costs (Note H)	103,975
Loan receivable and accrued interest, net of reserve (Note D)	146,128
Employee advance	1,000

TOTAL CURRENT ASSETS	656,275

Fixed assets (Note E)
Cost	140,230
Accumulated Depreciation	(42,653)
Net	97,577

TOTAL ASSETS	$753,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note G)	$740,283
Secured borrowings (Note B)	42,501
Convertible debenture, net (Note H)	634,075
Notes Payable (Note I)	231,892
Related party notes payable (Note I)	247,606

TOTAL CURRENT LIABILITIES	1,896,357

COMMITMENT	-

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.001, 75,000,000 shares authorized;
issued and outstanding 38,783,870 at December 31, 2006	38,779
Additional paid-in capital	8,973,715
Retained earnings <Deficit>	(10,154,999)

TOTAL STOCKHOLDERS' DEFICIT	(1,142,505)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$753,852

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	Year Ended
	December 31,
	2006	2005
REVENUES
Sales	$2,018,468	$1,389,163
Cost of sales	1,822,503	1,056,441
Gross profit	195,965	332,722

EXPENSES
General and administrative	2,858,223	3,582,721
Selling and advertising	456,939	240,247
Depreciation	6,947	5,953
Total expense	3,322,109	3,828,921

Loss from operations	(3,126,144)	(3,496,199)

OTHER INCOME AND EXPENSE
Interest income	6,740	11
Other income	6,705	-
Interest expense	(196,422)	(70,389)
Other expense	-	(3)
Loss due to loan reserve	(250,000)	-
Loss due to discount on conversion to stock	(32,822)	-
Amortization of beneficial conversion feature of convertible debenture	(435,577)	-
Amortization of warrant discount related to convertible debenture	(205,788)	-
Amortization of deferred financing costs	(87,025)	-
Impairment of goodwill	(1,288,577)	-
Total other income and expenses	(2,482,766)	(70,381)

NET LOSS	$(5,608,910)	$(3,566,580)

Weighted average shares outstanding	22,973,747	11,982,506

Earnings per share	$(0.24)	$(0.30)

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	900,000	900,000
Warrants	2,222,158	-
Debt collateralized with common stock	8,402,389	-

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholder's
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity

December 31, 2004	-	$-	$169,500	$-	$(979,509)	$(810,009)

Share subscriptions receivable				(5,130)		(5,130)
Shares subscribed for cash	2,918,000	2,918	(69,500)	726,582		660,000
Shares issued in connection with SB-2	3,061,570	3,057	105,000	1,068,494		1,176,551
Shares payable for services	12,310,000	12,310	(100,000)	3,065,190		2,977,500
Shares payable for accrued interest	416,931	417		103,815		104,232
Shares issued for acquisition			676,400			676,400
Shares to be issued for
director compensation			7,500			7,500
Net Loss					(3,566,580)	(3,566,580)
December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	1,073,808	1,073	(7,500)	36,533		30,106
Shares issued for cash in connection with
the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Shares issued pursuant to warrant exercises	655,000	655		137,595		138,250
Shares issued for cash	200,000	200		69,800		70,000
Shares issued for services	12,303,816	12,304		470,399		482,703
Shares issued for notes payable	1,862,127	1,862		368,480		370,342
Shares issued pursuant to PUT agreement	2,750,049	2,750		161,347		164,097
Stock options granted				85,313		85,313
Beneficial conversion feature of
convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(5,608,910)	(5,608,910)
December 31, 2006	38,783,870	38,779	-	8,973,715	(10,154,999)	(1,142,505)

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,608,910)	$(3,566,580)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation and amortization	6,947	18,510
Common stock payable for services	512,798	2,985,000
Compensation expense on options granted	85,313	-
Common stock payable for accrued interest	-	104,232
Loss on the conversion of convertible debt	32,822	-
Amortization of beneficial conversion feature	435,577	-
Amortization of warrant discount related to convertible debenture	205,788	-
Increase in loan receivable loss reserve	250,000	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in assets:
Accounts receivable	(109,599)	(35,630)
Inventory	223,433	(140,047)
Prepaid expenses	315,235	(283,222)
Deferred financing costs	(103,975)	-
Employee advance	(1,000)	-
Other assets	-	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	105,913	168,663
Customer deposits	(25,262)	25,262

NET CASH USED FOR OPERATING ACTIVITIES	(3,674,920)	(723,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in goodwill	1,288,577	(1,288,577)
Loan proceeds to unaffiliated company	(158,874)	(237,253)
Acquisition of furniture and equipment	(92,231)	(12,556)
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	1,037,472	(1,538,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	5,760	(2,200)
Common stock payable for acqusition	-	676,400
Common stock subscribed
Issuance of common stock for cash	213,380	1,831,421
Proceeds from convertible debenture	1,900,000	-
Issuance of common stock in payment of convertible debenture	131,284	-
Proceeds from notes payable	30,000	105,376
Repayment of notes payable	(239,907)	(178,376)
Issuance of common stock for notes payable	370,342	-
Proceeds from related party notes payable	638,636	28,016
Repayment of related party notes payable	(466,496)	(52,551)
Secured borrowings	(242,300)	220,093
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,340,699	2,628,179

NET INCREASE <DECREASE> IN CASH	(296,749)	365,981

CASH, beginning of period	371,135	5,154

CASH, end of period	$74,386	$371,135

SUPPLEMENTAL DISCLOSURE:

Taxes paid	$13,268	$2,570
Interest paid	$25,329	$21,572

Other non-cash investing and financing activities:
Shares issued for services	$512,798	$2,985,000
Shares issued for debt retirement	$534,439	$104,232

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During year ended December 31, 2006, the allowance for doubtful accounts increased from $4,000 at December 31, 2005 to $49,000 at December 31, 2006.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill (Continued)

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

Revenue recognition policy

Revenue from the sale of goods is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the shipment to the customer.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the year ended December 31, 2006 and 2005 the Company incurred approximately $91,538 and $50,212 in advertising expenses, respectively.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

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

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 156.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of December 31, 2006, the Company's largest customers accounted for 25% of accounts receivable. As of December 31, 2005, the Company's four largest customers accounted for 71% (41%, 10%, 10% and 10%) of accounts receivable.

For the year ended December 31, 2006, one customer accounted for approximately 37% of sales. For the year ended December 31, 2005, two customers individually accounted for approximately 64% of sales (51% and 13%).

For the year ended December 31, 2006 and 2005, approximately 19% and 20%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the year ended December 31, 2006, the Company's four largest suppliers accounted for 85% (32%, 19%, 17% and 17%) of product purchases, respectively. For the year ended December 31, 2005, the Company's three largest suppliers accounted for 80% of product purchases.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)

The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As of December 31, 2006, the balance due to the Factor was $42,501 collateralized by factored receivables of $52,239.

The accounts receivable balance as of December 31, 2006 is reported net of an allowance for doubtful accounts of $49,000.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at December 31, 2006.

2006
Finished goods	$28,355

NOTE D - LOANS RECEIVABLE

During the year ended December 31, 2006, the Company made additional strategic loans totaling $158,874 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw. The total loans outstanding, including interest receivable, total $396,127.

As of December 31, 2006, $240,000 of the outstanding loans were in default. The company has created a reserve in the amount of $250,000 against the loans.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consist of the following:

2006
Computer and office equipment	$126,687
Furniture and fixtures	2,281
Machinery and equipment	11,262
$140,230
Less: Accumulated Depreciation	(42,653)
$97,577

Depreciation expense for the years ended December 31, 2006 and 2005 was $6,947 and $5,953, respectively.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE F - GOODWILL (Continued)

At December 31, 2005, the goodwill balance of $1,288,577 is calculated as the total consideration of $826,400 ($150,000 in cash and 1,932,569 shares valued at $0.35, or $676,400) plus assumed liabilities and debt of $623,399 less assets acquired of $161,222.

In November 2006, after a year of disappointing sales and sub-standard production, Execute Sports decided to shut down the Academy division and actively began seeking a buyer for the high end snowboard brand. As a result, as of December 31, 2006, the goodwill balance of $1,288,577 was completely written off.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 consist of the following:

2006
Payables to vendors	$284,190
Payables for inventory	305,975
Payables for professional services	42,036
Accrued payroll	68,050
Accrued interest	34,892
Accrued taxes	5,140
$740,283

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE H - CONVERTIBLE DEBENTURE (Continued)

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to prepaid expenses on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. For the year ended December 31, 2006, the Company recognized $87,025 as other expense related to the amortization of the issuance costs with a $103,975 balance remaining in prepaid expenses.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE H - CONVERTIBLE DEBENTURE (Continued)

The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture is being amortized over the term of the repayment schedule, or sixteen (16) months and calculated based upon the effective interest method. During the year ended December 31, 2006, the Company recognized $205,788 in non-cash amortization expense related to the warrant discount.

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount is being amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. During the year ended December 31, 2006, the Company recognized $435,577 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount.

In connection with the debenture, the Company entered into a separate Investment Agreement also on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess") providing for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to the investor is expected to be below market price at 93% of the market price, there is no added benefit to the company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principle, and an increase in common stock and additional paid in capital. During the year ended December 31, 2006, the Company placed puts with Dutchess totaling $164,097 resulting in the issuance of 2,750,049 shares of common stock.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE H - CONVERTIBLE DEBENTURE (Continued)

During the year ended December 31, 2006, the Company recognized $32,822 as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

During the year ended December 31, 2006, the Company recognized $142,823 in interest expense related to the debentures.

As of December 31, 2006, the actual dollar amount due to the holders of the Company’s debentures was $1,892,710. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of December 31, 2006:

December 31, 2006
Amount borrowed under the convertible debenture	1,900,000
Accrued interest	56,006
Payments applied to principle during 2006	(63,296)
Debenture balance	1,892,710

Unamortized beneficial conversion feature	(989,423)
Unamortized Warrant discount	(269,212)
Recorded debenture balance	634,075

NOTE I - NOTES PAYABLE

Notes payable at December 31, 2006 is as follows:

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year; currently in default.	$8,206
Unsecured demand note payable to John Helms, bearing interest at 2% per year; currently in default.	155,905
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year; currently in default.	1,906
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year; currently in default.	40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year collateralized by 80,000 shares of common stock; currently in default.	17,500
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	8,000
Total	$231,892

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE I - NOTES PAYABLE (Continued)

Related party Notes payable at December 31, 2006 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year, matures February 1, 2007 and is collateralized by 116,000 shares of common stock.	29,000
Secured demand note payable to Robert Bridges, bearing interest at 9% per year and is collateralized by 240,000 shares of common stock; currently in default	60,000
Secured demand note payable to Tom Bridges, bearing interest at 9% per year and is collateralized by 240,000 shares of common stock; currently in default	60,000
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	54,700
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 4% per year; currently in default	43,906
Total	247,606

During the year ended December 31, 2006, and 2005 the Company incurred $53,599 and $57,699 in interest expense related to the Notes above.

During the year ended December 31, 2006, the Company repaid $706,403 of related and non related party debt by paying cash of $336,061 and converting $370,342 into 1,862,127 shares of common stock.

The interest rate offered on the 2% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

NOTE J - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. During the year ended December 31, 2006 and 2005, the company recognized $31,507 and $50,000, respectively, of expense in connection with this contract which has been fully expensed as of December 31, 2006.

On March 1, 2005, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. During the year ended December 31, 2006 and 2005, the company recognized $31,250 and $26,113, respectively, of expense in connection with this contract with the remaining balance of $5,137 accounted for as prepaid expense as of December 31, 2006.

On September 9, 2004, the Company commenced a limited Private Placement Memorandum (PPM) to raise up to $1,750,000 through the sale of the Company’s common stock at a price of $0.25 per share. During the year ended December 31, 2004, the Company received $69,500 in exchange for 278,000 shares of common stock.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

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

During the three months ended June 30, 2005, the company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. During the year ended December 31, 2006 and 2005, the company recognized $269,580, and $495,420, respectively, of expense in connection with these contracts which has been fully expensed as of December 31, 2006.

The Company did not issue any stock during the years ending December 31, 2003, 2004 or the six month period ending June 30, 2005. From July 22, 2005 through August 9, 2005, the Company issued 15,644,931 shares of common stock related to the items above. Our December 31, 2005 earnings per share calculation in the Statement of Operations is on an “if-issued” basis and reflects the weighted average common stock that would have been outstanding had all shares that were purchased for cash and all shares that would be issued for services had been issued on the date of purchase or contract date for services.

During the three months ended December 31, 2005, the Company received net proceeds of $1,176,550 and issued 3,061,570 shares of common stock with $105,000, or 300,000 shares unissued and included in common stock payable as of December 31, 2005. On January 8, 2006, the Company issued the 300,000 shares.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

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

On December 31, 2005, the Company’s board of directors approved the issuance of 21,428 shares of common stock payable to a member of the Board of Directors for services rendered during fiscal year 2005. The shares were expensed in fiscal 2005 and valued at fair market value, or $0.35 resulting in compensation expense of $7,500. The shares were issued on March 6, 2006

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company. On March 10, 2006, the company issued the PSG shareholder’s 1,932,569 shares of common stock valued at $0.35, or $676,400 (See NOTE F).

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

In July of 2006, 255,000 “Debenture” Warrants were exercised at a strike price of $.15 resulting in proceeds of $38,250 to the Company.

During the year ended December 31, 2006, the Company issued 12,129,785 shares of common stock in exchange for services and product valued on the date of each issuance or $430,923.

During the year ended December 31, 2006, the Company converted $370,342 of related party and non related party debt into 1,862,127 shares of common stock.

During the year ended December 31, 2006, the Company issued 1,073,808 shares of common stock valued at the closing price of the stock on the date of issuance, or $30,106 to two if its directors as payment in lieu of cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2006, the Company placed 2,750,049 shares to Dutchess pursuant to the Investment Agreement (See NOTE H). The total value of the shares on the dates of issuance was $164,097. Of this amount $131,275 was applied as a reduction of principle and interest on the Company’s debenture and $32,822 was recognized as a loss due to a conversion discount.

NOTE K - WARRANTS

At December 31, 2006 the Company had 3,440,238 Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Issue	Expiration
Class	Warrants	Warrant	Date	Date
A	500,000	$0.35	3/3/2006	TBD
A	28,571	$0.35	3/29/2006	9/30/07
Debenture	2,911,667	$0.15	5/15/2006	5/15/11

Total	3,440,238

During the year ended December 31, 2006, three “A” Warrants were granted. A single 400,000 “A” Warrant was exercised resulting in $100,000 to the Company and the issuance of 400,000 shares of Common Stock (See NOTE J).

During the year ended December 31, 2006, the company issued a warrant to purchase 3,166,667 shares of Common Stock in connection with a convertible debenture (See NOTE H). Dutchess exercised 255,000 of these warrants in July of 2006 (See NOTE J).

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

During the year ended December 31, 2006, three qualified warrants were issued; a 500,000 “A” Warrant; a 28,571 “A” Warrant and 3,166,667 Debenture warrants. The debenture warrants are discussed in detail above (See NOTE H).

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE K - WARRANTS (Continued)

The terms of each “A” warrant are substantially the same. No additional services are required beyond the issue date, each warrant has registration rights, but no liquidated damage clause and net-share settlement is required. Thus, pursuant to EITF 00-19, the Company has included the fair market value of these warrants in stockholders equity. The Company calculated the value of the 500,000 “A” warrants on the closing date of the transactions as being $ 45,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 2.5 years, exercise price $.35, volatility 1.6%, risk free rate 4.86%, and zero dividend yield. The Company calculated the value of the 28,571 “A” warrants on the closing date of the transactions as being $ 4,571 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 1.5 years, exercise price $.35, volatility 5.2%, risk free rate 4.86%, and zero dividend yield. Both warrants were unexercised as of December 31, 2006.

NOTE L - INCENTIVE STOCK OPTIONS

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 31, 2006, the Company terminated Mr. Pacha’s position as Product Manager due to the disposition of the Academy business. At the time of departure from the Company, 150,000 shares had vested. The remaining 150,000 shares were canceled.

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 15, 2006, the Company terminated Jeff Baughn’s position as Marketing Director due to the disposition of the Academy business. At the time of departure from the Company, 150,000 shares had vested. The remaining 150,000 shares were canceled.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 22, 2006, the Company and Todd Pitcher mutually agreed to terminate Mr. Pitcher as President in order to improve operational cash flow. At the time of departure from the Company, 150,000 shares had vested. The remaining 150,000 shares were canceled.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE L - INCENTIVE STOCK OPTIONS (Continued)

The following table summarizes the Company's stock option activity for the year ended December 31, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	900,000	$0.35
Granted	-
Forfeited	(450,000)
Exercised	-
Outstanding at end of period	450,000	$0.35

Options exerciseable at end of period	450,000

The following table summarizes information about the Company's stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.35	450,000	-	$0.35	450,000	$0.35

Total	450,000	-	$0.35	450,000	$0.35

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards. Compensation cost is amortized over the vesting period. The current options were granted prior to the Company’s common stock trading in the secondary markets. Thus, fair value was determined to be $0.35 per share using the Company’s SB-2 (originally filed on June 16, 2005) as a proxy. Given that the Company is currently trading on the secondary markets and relevant fair market value data is available, the Company intends to value all future stock option grants using the Black-Scholes Option Pricing Model. During the year ended December 31, 2006, the Company recognized compensation expense of $85,313.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE M - NET OPERATING LOSS CARRY FORWARD (Continued)

At December 31, 2005 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

United States Corporation Income Taxes

Period of Loss	Amount	Expiration Date
December 31, 2006	$5,608,910	December 31, 2026
December 31, 2005	$3,566,580	December 31, 2025
December 31, 2004	$420,935	December 31, 2024

Prior to November 2004 the Company was organized as an S-Corporation and all losses were distributed and recognized through the tax returns of the owners. The loss for the fiscal year ended December 31, 2006 was $5,608,910. As of December 31, 2006 a valuation allowance for the full amount of the net deferred tax asset has been recognized over the period for $2,243,564, based on an anticipated tax rate of 40%.

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

NOTE O - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During the year ended December 31, 2006, the Company incurred $35,622 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s former President, Todd Pitcher.

NOTE O - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2006, the Company incurred $25,856 of expenses paid on its behalf by Geno Apicella, CEO. In addition, Geno made loans to the company totaling $103,636 of which the Company has repaid $57,577 as of December 31, 2006. As of December 31, 2006, the Company was indebted to Mr. Apicella for $54,700.

NOTE P - LEGAL PROCEEDINGS

During 2006 two claims were filed against Execute Sports and one claim was filed by Execute Sports for repayment of past due loans receivable.

A former employee of the company filed a complaint on August 14, 2006 against the Company and two of its officers for breach of contract, breach of the implied covenant of good faith and fair dealing, libel, and interference with contract. The Company answered on behalf of all named defendants. Through law and motion hearings, the Company was able to obtain a dismissal of the libel claim. During the first quarter of 2007 the parties were able to reach a tentative agreement. If the settlement is not consummated the Company will defend the action. Legal representatives for the Company, at this stage of the litigation, believe it is impracticable to render an opinion about whether the likelihood of an unfavorable outcome is either “probable” or “remote”, however, the Company believes it has meritorious defenses. Therefore, no liability has been recognized by the Organization as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

A former consultant filed a complaint on April 11, 2006 for breach of contract. The consultant seeks compensatory damages and issuance of unrestricted stock and attorneys fees. Legal representatives for the Company, at this stage of the litigation, believe it is impracticable to render an opinion about whether the likelihood of an unfavorable outcome is either “probable” or “remote”, however, the Company believes it has meritorious defenses. Therefore, no liability has been recognized by the Organization as of the date of this report. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the financial position, although results of operations or cash flows could be affected in a particular period.

On December 6, 2006, the Company filed a claim against two corporations and two individuals claiming breach of promissory notes, breach of contracts, and recovery under common counts. The Company seeks repayment of money loaned to the defendants in the aggregate sum of approximately $500,000.

NOTE Q - SUBSEQUENT EVENTS

On January 31, 2007, the Company entered into a Trademark Transfer and Assignment Agreement pursuant to which the Company transferred all right, title, interest and good will in the ACADEMY SNOWBOARD CO. and ACADEMY trademarks, and the associated ACADEMY logo, goodwill, and all associated domain names back to the original owners.

From January 1, 2007 through April 9, 2007, the Company issued 9,186,793 to Dutchess pursuant to the investment agreement and 2,250,000 to company officers and directors for services valued at $112,500 or the fair market value on the date of issuance.