Form 10QSB
period 2007-03-31
EXECUTE SPORTS INC
filed 2007-05-15
CIK 1330292

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Quarterly Period Ended March 31, 2007.

[_] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Transition Period From ______________ To _________________

                        Commission File Number 333-125868

                              Execute Sports, Inc.
      (Exact Name Of The Small Business Issuer As Specified In Its Charter)

                  Nevada                                30-0038070
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

                             21143 Hawthorne BL #425
                               Torrance, CA 90503
                                 (310) 515-8902
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of April 25, 2007 was 53,863,133.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2007 (Unaudited) .............     1

Consolidated Statements of Operations for the three months
  Ended March 31, 2007 and 2006(unaudited) ..............................     2

Consolidated Statements of Stockholders Equity for the
  three months Ended March 31, 2007 (unaudited) .........................     3

Consolidated Statements of Cash Flows for the
  three months ended March 31, 2007 and 2006 (unaudited) ................     4

Notes To Financial Statements (Unaudited) ...............................     5

Item 2.  Management's Discussion and Analysis ...........................    25

Item 3.  Controls and Procedures ........................................    29

                          Part II - Other Information

Item 1.  Legal Proceedings ..............................................    30

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds ....    30

Item 3.  Defaults Upon Senior Notes .....................................    30

Item 6.  Exhibits .......................................................    31

Signatures ..............................................................    32

EXECUTE SPORTS, INC.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

                                                                        March 31,
                                                                          2007
                                                                      ------------
ASSETS
CURRENT ASSETS
  Cash                                                                $     24,935
  Accounts receivable, net (Note B)                                        214,701
  Inventory (Note C)                                                        89,959
  Deferred financing costs (Note G)                                         67,941
  Loans receivable, net (Note D)                                           146,128
  Other current assets                                                       6,441
                                                                      ------------
    TOTAL CURRENT ASSETS                                                   550,105
                                                                      ------------
Fixed assets (Note E)
  Cost                                                                     141,288
  Accumulated Depreciation                                                 (45,184)
                                                                      ------------
  Net                                                                       96,104
                                                                      ------------
    TOTAL ASSETS                                                      $    646,209
                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses (Note F)                    $    386,172
    Secured borrowings                                                       7,980
    Convertible debenture (Note G)                                         830,801
    Notes Payable (Note H)                                                 240,768
    Related party notes payable (Note H)                                   203,513
    Convertible purchase order notes payable (Note I)                      125,000
                                                                      ------------
    TOTAL CURRENT LIABILITIES                                            1,794,234
                                                                      ------------
STOCKHOLDERS' EQUITY (Note J)
    Common stock, par value $.001, 100,000,000 shares authorized authorized; issued and outstanding 50,625,863 at
      March 31, 2007                                                        50,621
    Additional paid-in capital                                           9,421,864
    Retained earnings *deficit**                                       (10,620,510)
                                                                      ------------
    TOTAL STOCKHOLDERS' EQUITY                                          (1,148,025)
                                                                      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    646,209
                                                                      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                    2007          2006
                                                                                -----------   -----------
REVENUES
  Sales                                                                         $   553,482   $   595,534
  Cost of sales                                                                     340,947       477,942
                                                                                -----------   -----------
    Gross profit                                                                    212,535       117,592
EXPENSES
  General and administrative expenses                                               338,463       804,643
  Selling and advertising                                                            22,835       127,195
  Depreciation expense                                                                2,530         1,138
                                                                                -----------   -----------
    Total expense                                                                   363,828       932,976
    Income (loss) from operations                                                  (151,293)     (815,384)
OTHER INCOME AND EXPENSES
  Interest income                                                                        --         4,806
  Other income                                                                          462         2,803
  Interest expense                                                                  (70,411)      (16,846)
  Loss due to discount on conversion to stock                                       (54,250)           --
  Amortization of beneficial conversion feature of convertible debenture           (270,295)           --
  Amortization of warrant discount related to convertible debenture                 (90,381)           --
  Amortization of deferred financing costs                                          (36,034)           --
                                                                                -----------   -----------
    Total other income and expenses                                                (520,909)       (9,237)
                                                                                -----------   -----------
  Net loss before discontinued operations                                          (672,202)     (824,621)
DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations                                         (1,421)
  Gain (loss) on disposal of discontinued operations                                208,112
                                                                                -----------   -----------
    Total discontinued operations                                                   206,691            --
                                                                                -----------   -----------
  NET INCOME (LOSS)                                                                (465,511)     (824,621)
                                                                                ===========   ===========
  Net (loss) per common share Basic and diluted from continuing operations      $    (0.015)  $    (0.043)
  Net (loss) per common share basic and diluted after discontinued operations   $    (0.010)  $    (0.043)
  Weighted average common shares outstanding basic and diluted                   44,853,102    18,971,534
  The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
  Stock options                                                                     450,000       900,000
  Warrants                                                                        3,440,238       156,190
  Debt collateralized with common stock                                          12,792,228       661,556

                        SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity
As of March 31, 2007

                                                               Common Stock
                                                    ---------------------------------  Additional    Retained        Total
                                                     Number of              Payable/     Paid-in     Earnings    Stockholders
                                                       Shares    Amount    Subscribed    Capital    *Deficit**      Equity
                                                    ----------  ---------  ----------  ----------  ------------  -----------=
December 31, 2005                                   18,706,501   $18,702    $ 788,900  $4,958,951  $ (4,546,089) $ 1,220,464
  Shares subscriptions received                                                             5,130                      5,130
  Shares issued for acquisition                      1,932,569     1,933     (676,400)    674,467                         --
  Shares issued for director compensation            1,073,808     1,073       (7,500)     36,533                     30,106
  Shares issued for cash in connection with
    the SB-2 filed 6/16/05                             300,000       300     (105,000)    104,700                         --
  Founders shares voluntarily canceled              (1,000,000)   (1,000)                   1,000                         --
  Shares issued pursuant to warrant exercises          655,000       655                  137,595                    138,250
  Shares issued for cash                               200,000       200                   69,800                     70,000
  Shares issued for services                        12,303,816    12,304                  470,399                    482,703
  Shares issued for notes payable                    1,862,127     1,862                  368,480                    370,342
  Shares issued pursuant to PUT agreement            2,750,049     2,750                  161,347                    164,097
  Stock options granted                                                                    85,313                     85,313
  Beneficial conversion feature of
    convertible debenture                                                               1,425,000                  1,425,000
  Warrant discount to convertible debenture                                               475,000                    475,000
  Net loss                                                                                           (5,608,910)  (5,608,910)
                                                    ----------   -------    ---------  ----------  ------------  -----------
December 31, 2006                                   38,783,870   $38,779    $      --  $8,973,715  $(10,154,999) $(1,142,505)
                                                    ==========   =======    =========  ==========  ============  ===========
  Shares issued for director compensation            1,250,000     1,250                   61,250                     62,500
  Shares issued for services                         1,000,000     1,000                   49,000                     50,000
  Shares issued pursuant to put agreement
    for repayment of debenture                       7,679,788     7,680                  263,643                    271,323
  Shares issued pursuant to put agreement for cash   1,912,205     1,912                   74,256                     76,168
  Net loss                                                                                             (465,511)    (465,511)
                                                    ----------   -------    ---------  ----------  ------------  -----------
March 31, 2007                                      50,625,863   $50,621    $      --  $9,421,864  $(10,620,510) $(1,148,025)
                                                    ==========   =======    =========  ==========  ============  ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                        ---------------------
                                                                           2007        2006
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                   $(672,202)  $(824,621)
  Net gain from discontinued operations                                   206,691
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation                                                            2,530       1,138
    Common stock payable for services                                     112,500      52,368
    Compensation expense on options granted                                    --      45,938
    Loss on the conversion of convertible debt                             54,250          --
    Amortization of beneficial conversion feature                         270,295          --
    Amortization of warrant discount related to convertible debenture      90,381          --
    Issuance of common stock for convertible debenture                     53,126
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES:
  (Increase) decrease in current assets:
    Accounts receivable                                                    38,236    (112,903)
    Inventory                                                             (61,604)   (219,882)
    Prepaid expenses                                                       49,494     123,673
    Deferred financing costs                                               36,034          --
    Other current assets                                                   (5,441)    (10,129)
  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses                                (354,111)    269,363
    Customer deposits                                                          --     (25,262)
                                                                        ---------   ---------
    NET CASH USED FOR OPERATING ACTIVITIES                               (179,821)   (700,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan proceeds to unaffiliated company                                      --    (142,436)
    Acquisition of furniture and equipment                                 (1,058)     (3,306)
                                                                        ---------   ---------
    NET CASH USED FOR INVESTING ACTIVITIES                                 (1,058)   (145,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits                                                       --      (1,563)
    Common stock subscribed                                                    --       4,828
    Issuance of common stock for cash                                      76,168     232,369
    Proceeds from notes payable                                             8,874     515,000
    Repayment of notes payable                                                 --     (36,598)
    Proceeds from related party notes payable                             388,207      58,431
    Repayment of related party notes payable                             (307,300)    (12,560)
    Secured borrowings                                                    (34,521)   (229,436)
                                                                        ---------   ---------
    NET CASH PROVIDED  BY FINANCING ACTIVITIES                            131,428     530,471
NET INCREASE *DECREASE** IN CASH                                          (49,451)   (315,588)
CASH, beginning of period                                                  74,386     371,135
                                                                        ---------   ---------
CASH, end of period                                                     $  24,935   $  55,547
                                                                        =========   =========
SUPPLEMENTAL DISCLOSURE:
    Taxes paid                                                          $      --   $  12,468
    Interest paid                                                       $      --   $   6,000
Other non-cash investing and financing activities:
    Shares issued for services                                          $ 112,250   $  37,054
    Shares issued for debt retirement                                   $ 271,323   $  72,553

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Execute Sports, Inc. as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Execute Sports, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In January 2006, the Company expanded its product mix by consummating the acqusition of Pacific Sports Group, Inc. ("PSG"), which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. In January, 2007, the Company entered into a trademark transfer and assignment agreement whereby all right, title, interest and good will in the Academy brand were transferred to the two former owners of PSG.

Summary of Significant Accounting Principles

Basis of Presentation

The financial statements include the accounts of Execute Sports, Inc. and its wholly owned subsidiary PSG under the accrual basis of accounting.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three months ended March 31, 2007, the allowance for doubtful accounts did not increase from $49,000 at December 31, 2006.

The Company has entered into a factoring agreement with JD Factors. Pursuant to the agreement JD Factors' will provide account receivable financing and factoring to the Company. JD Factors will purchase from the Company the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts' receivable of the Company.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average costing method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition policy

Revenue from the sale of water sports clothing and apparel, and motorcycle accessories are recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment to the customer.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the three months ended March 31, 2007 and 2006 the Company incurred approximately $0 and $51,355 in advertising expenses, respectively.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128, that requires reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. There were no adjustments required to net loss for the period covered in this report in the computation of diluted earnings per share.

Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

Comprehensive loss

The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements included in this report.

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition, the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change, the Company began recognizing the full valuation for deferred tax assets (See Note N).

Impact of accounting standards

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in an accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS No. 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133" and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. In the three months ended March 31, 2007, the Company's two largest customers accounted for 59% (47% and 12%) of accounts receivable. In the three months ended March 31, 2006, the Company's largest customer accounted for 30% of accounts receivable.

For the three months ended March 31, 2007, two customers individually accounted for approximately 91% of sales (65% and 26%). For the three months ended March 31, 2006, one customer accounted for approximately 68% of sales.

For the three months ended March 31, 2007 and 2006, approximately 0% and 2%, respectively, of the Company's net sales were made to customers outside the United States.

The Company is dependent on third-party manufacturers and distributors for all of its supply of inventory. For the three months ended March 31, 2007, the Company's two largest suppliers accounted for 96% (77% and 19%) of product purchases. For the three months ended March 31, 2006, the Company's three largest suppliers individually accounted for approximately 82% (57%, 15% and 10%) of product purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor ("Factor") subsequent to terminating the factoring agreement with Benefactor Funding Corp. in August 2005. The Factor purchases certain customer accounts receivable on a non-recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the Company for specific invoices. The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all of the Company's assets.

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of March 31, 2007, the balance due to the Factor was $7,980 collateralized by factored receivables of $9,975.

The accounts receivable balance as of March 31, 2007 is reported net of an allowance for doubtful accounts of $49,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at March 31, 2007:

                   2007
                 -------
Finished goods   $89,959
                 =======

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE D - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of March 31, 2007, the entire balance of the loans were in default. The Company has created a reserve of $250,000 against the loans

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consists of the following:

                                    2007
                                  --------
Computer and office equipment     $127,745
Furniture and fixtures               2,281
Machinery and equipment             11,262
                                  --------
                                  $141,288
Less:  Accumulated Depreciation    (45,184)
                                  --------
                                  $ 96,104
                                  ========

Depreciation expense for the three months ended March 31, 2007 and 2006 was $2,530 and $1,138, respectively.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2007 consist of the following:

                                       2007
                                     --------
Payables to vendors                  $ 62,364
Payables for inventory                237,461
Payables for professional services     30,957
Accrued payroll                        35,023
Accrued interest                       20,334
Accrued taxes                              33
                                     --------
                                     $386,172
                                     ========

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE

On May 15, 2006, the Company completed a private placement of convertible debentures generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company's common stock. Third party fees totaled $191,000, which were paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture agreement payment schedule provides for full repayment by September 30, 2011, the maturity date of this debenture, any remaining principle balance automatically converts to the Company's common stock.

Prior to maturity, the debentures and warrants are convertible into the Company's common stock at a fixed conversion price equal to the lowest closing bid price of the common stock between the issuance date and the date of the filing the registration statement covering resale of the shares underlying the debenture, or at a conversion price of fifteen cents ($.15). Since the Company's stock price did not decline below $0.15 prior to the filing of the registration statement, $0.15 is the fixed conversion price for this debenture and associated warrants.

The debentures provide that the Holders may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

In connection with the transaction, we entered into a Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, within twenty-one calendar days following the initial closing date, or June 5, 2006, the Company was required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock underlying the convertible debenture and issuable upon the exercise of the warrants based on a conversion price of $0.15 per share.

The Registration Rights Agreement further provides that if a registration statement is not filed within 21 days from the initial closing date, then in addition to any other rights the Holder may have, and until the registration statement is filed, the Company would be required to pay the Holder an amount in cash, as liquidated damages, equal to an aggregate two percent (2%) of the purchase price of the debentures. In addition, the conversion price would decrease by 10% of the fixed conversion price for each fifteen (15) day calendar period that a registration statement is not filed. The Registration Rights Agreement further provides that if a registration statement is not declared effective within 80 days from the initial closing date, then the Company would be required to pay the Holder an amount in cash, as liquidated damages, equal to an aggregate two percent (2%) of the purchase price of the debentures until the registration statement becomes effective. The Company initially filed the registration statement on May 24, 2006 and it was declared effective on June 15, 2006, or 30 days from the initial close date both within the time frames set forth in the Registration Rights Agreement.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to prepaid expenses on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. For the three months ended March 31, 2007, the Company recognized $36,034 as other expense related to the amortization of the issuance costs with a $67,941 balance remaining in prepaid expenses.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture is being amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. During the three months ended March 31, 2007, the Company recognized $90,381 in non-cash amortization expense related to the warrant discount.

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method.

Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount is being amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. During the three months ended March 31, 2007, the Company recognized $270,295 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

In connection with the debenture, the Company entered into a separate Investment Agreement on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess"), which provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess, multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to Dutchess are expected to be below market price at 93% of the market price, there is no added benefit to the Company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principle, and an increase in common stock and additional paid in capital. During the three months ended March 31, 2007, the Company placed puts with Dutchess totaling $347,491 resulting in the issuance of 9,591,993 shares of common stock. Of the $347,491, $76,168 was received as cash and $54,250 was recognized as a loss due to the conversion discount and $217,073 was applied to accrued interest and principle.

During the three months ended March 31, 2007, the Company recognized $54,250 as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

During the three months ended March 31, 2007, the Company recognized $53,049 in interest expense related to the debentures.

As of March 31, 2007, the actual dollar amount due to the Holders of the Company's debentures was $1,728,760. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of March 31, 2007:

                                                  March 31, 2007
                                                  --------------
Amount borrowed under the convertible debenture      1,900,000
Accrued interest                                        85,901
Payments applied to principle                         (257,141)
                                                     ---------
Debenture balance                                    1,728,760

Unamortized beneficial conversion feature             (719,128)
Unamortized Warrant discount                          (178,831)
                                                     ---------
Recorded debenture balance                             830,801

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE H - NOTES PAYABLE

Notes payable at March 31, 2007 is as follows:

Unsecured demand note payable to Ron and Dori Arko, bearing interest
  at 2% per year; currently in default.                                 $  9,539
Unsecured demand note payable to John Helms, bearing interest at 2%
  per year; currently in default.                                       $159,829
Unsecured demand note payable to New Heart Ministries, bearing
  interest at 2% per year; currently in default.                        $  2,925
Unsecured demand note payable to Pacific Sports Investors LLC,
  bearing interest at 10% per year; currently in default.               $ 40,375
Secured demand note payable to Christian Beckas, bearing interest at
  12% per year collateralized by 80,000 shares of common stock;
  currently in default.                                                 $ 19,300
Secured demand note payable to Hector Peneda, bearing interest at
  12% per year collateralized by 40,000 shares of common stock;
  currently in default.                                                 $  8,800
                                                                        --------
Total                                                                   $240,768
                                                                        ========

Related party Notes payable at March 31, 2007 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12%
  per year collateralized by 116,000 shares of common stock;
  currently in default                                                  $ 32,065
Secured demand note payable to Robert Bridges, bearing interest at
  9% per year and is collateralized by 240,000 shares of common
  stock; currently in default                                           $ 60,000
Secured demand note payable to Tom Bridges, bearing interest at 9%
  per year and is collateralized by 240,000 shares of common stock;
  currently in default                                                  $ 60,000
Unsecured note payable to Geno Apicella, Vice-President,
  non-interest bearing.                                                 $  4,223
Unsecured demand note payable to Sheryl Gardner, CFO, bearing
  interest at 4% per year; currently in default                         $ 47,225
                                                                        --------
Total                                                                   $203,513
                                                                        ========

The interest rate offered on the 0% - 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements

During the three months ended March 31, 2007, the Company recognized $4,973 of interest expense related to the notes above. Total interest paid during the three months ended March 31, 2007 and 2006 was $0 and $6,000, respectively. Interest paid to related parties during the three months ended March 31, 2007 and 2006 was $0 and $0, respectively.

The Company anticipates entering into debt conversion agreements with certain of the noteholders to convert the principle and interest into shares of common stock.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE I - PURCHASE ORDER FINANCING

During the three months ended March 31, 2007, the Holders of our convertible debentures advanced to the Company $370,000 to be used specifically for production of watersports goods. The advances bear interest of three percent (3%) per month and mature within three months. The advances are secured by the Company's assets and are convertible into shares of common stock of the Company at the lenders discretion pursuant to the Investment Agreement as described in Note G above. During the three months ended march 31, 2007, the Company repaid $245,000 of principle and incurred $12,250 of interest expense related to the purchase order financing. No debt was converted into common stock.

NOTE J - STOCKHOLDERS' EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the common stock as of that date. The contract term is 24 months. During the three months ended March 31, 2007 and 2006, the Company recognized $0 and $31,507, respectively, of expense in connection with this contract, which has been fully expensed as of December 31, 2006.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three months ended March 31, 2007 and 2006, the Company recognized $5,137 and $7,705, respectively, of expense in connection with this contract, which has been fully expensed as of March 31, 2007.

On September 9, 2004, the Company commenced a limited Private Placement Memorandum (PPM) to raise up to $1,750,000 through the sale of the Company's common stock at a price of $0.25 per share. During the year ended December 31, 2004, the Company received $69,500 in exchange for 278,000 shares of common stock. Also in connection with the PPM, during the year ended December 31, 2005, the Company received $660,000 in cash in exchange for 2,640,000 shares of common stock. In total, the PPM resulted in the issuance of 2,918,000 shares of common stock and gross proceeds of $729,500.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE J - STOCKHOLDERS' EQUITY (Continued)

In April 2005 the Company agreed to issue 8,500,000 shares of its common stock to its founding members and key employees for value received of $2,125,000, or $0.25 per share.

During the three months ended June 30, 2005, the company issued 3,060,000 shares of its common stock in consideration for professional and consulting services to be rendered valued at $765,000, or $0.25 per share. During the three months ended March 31, 2007 and 2006, the Company recognized $0, and $101,384, respectively, of expense in connection with these contracts which have been fully expensed as of December 31, 2006.

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

On January 3, 2006, the Company issued 200,000 shares of common stock in exchange for $70,000. These shares were issued pursuant to the company's SB-2 registration statement originally filed with the Securities and Exchange Commission on June 16, 2005 with final approval occurring on September 27, 2005, our final amended SB-2/A filing. In total, the Company issued 3,561,570 shares of common stock in exchange for $1,246,550.

On December 31, 2005, the Company's board of directors approved the issuance of 21,428 shares of common stock payable to a member of the Board of Directors for services rendered during fiscal year 2005. The shares were expensed in fiscal 2005 and valued at fair market value, or $0.35, resulting in compensation expense of $7,500. The shares were issued on March 6, 2006.

On December 28, 2005, the Company and the stockholders of PSG entered into a binding letter of intent providing for the acquisition of PSG by the Company. On March 10, 2006, the Company issued the PSG shareholder's 1,932,569 shares of common stock valued at $0.35, or a total of $676,400.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE J - STOCKHOLDERS' EQUITY (Continued)

During the quarter ended March 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 to Don Dallape, 300,000 to Scott Swedener, 300,000 to Geno Apicella and 100,000 to Todd Pitcher) were retired and canceled by each shareholder in an effort to improve the Company's capital structure.

On March 8, 2006, the Company entered into a line of credit with a primary softgoods supplier whereby the Company will issue up to 1,142,857 shares of common stock in exchange for $400,000 of inventory. On March 10, 2006, the Company issued 174,031 shares of common stock pursuant to the line of credit in exchange for a reduction in accounts payable for inventory valued at $60,911. Pursuant to this agreement, the supplier was granted two warrants to purchase the Company's common stock. The supplier exercised one warrant in full and received 400,000 shares of common stock in exchange for $100,000. The remaining warrant gives the supplier the right to purchase 500,000 shares of common stock for $0.35 per share.

In July of 2006, 255,000 "Debenture" Warrants were exercised at a strike price of $.15 per share of common stock resulting in proceeds of $38,250 to the Company.

During the fiscal year ended December 31, 2006, the Company issued 12,129,785 shares of common stock in exchange for services and product valued on the date of each issuance or $430,923.

During the fiscal year ended December 31, 2006, the Company converted $370,342 of related party and non related party debt into 1,862,127 shares of common stock.

During the fiscal year ended December 31, 2006, the Company issued 1,073,808 shares of common stock valued at the closing price of the stock on the date of issuance, or $30,106 to two of its directors as payment in lieu of cash.

During the fiscal year ended December 31, 2006, the Company placed 2,750,049 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $164,097. Of this amount $131,275 was applied as a reduction of principle and interest on the Company's debenture and $32,822 was recognized as a loss due to a conversion discount.

During the three months ended March 31, 2007, the Company issued 1,250,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $62,500 to two of its directors as payment in lieu of cash.

During the three months ended March 31, 2007, the Company issued 1,000,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $50,000 to two of its employees as payment in lieu of cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE J - STOCKHOLDERS' EQUITY (Continued)

During the three months ended March 31, 2007, the Company placed 9,591,993 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $347,491. Of this amount $217,073 was applied as a reduction of principle and interest on the Company's debenture, $54,250 was recognized as a loss due to a conversion discount and $76,168 was received in cash.

NOTE K - WARRANTS

At March 31, 2007, the Company had 3,440,238 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

                         Exercise
 Warrant    Number of   Price Per     Issue     Expiration
  Class      Warrants    Warrant       Date        Date
---------   ---------   ---------   ---------   ----------
    A         500,000     $0.35      3/3/2006       TBD
    A          28,571     $0.35     3/29/2006     9/30/07
Debenture   2,911,667     $0.15     5/15/2006     5/15/11
            ---------
Total       3,440,238
            =========

During the three months ended March 31, 2007, no warrants were issued or exercised.

Stock Warrants Issued to Third Parties

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

In addition, the Company evaluates each derivative issued to determine whether treatment as either equity or a liability is warranted for that derivative pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock of that derivative.

NOTE L - STOCK INCENTIVE PLAN

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 31, 2006, the Company terminated Mr. Pacha's position as Product Manager due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLAN (Continued)

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 15, 2006, the Company terminated Jeff Baughn's position as Marketing Director due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 22, 2006, the Company and Todd Pitcher mutually agreed to terminate Mr. Pitcher as President in order to improve operational cash flow. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2007:

                                                   2007
                                        --------------------------
                                                  Weighted Average
                                        Shares     Exercise Price
                                        -------   ----------------
Outstanding at beginning of period      450,000        $0.35
Granted                                      --
Forfeited                                    --
Exercised                                    --
                                        -------        -----
Outstanding at end of period            450,000        $0.35
                                        =======        =====
Options exerciseable at end of period   450,000
                                        =======

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLAN (Continued)

The following table summarizes information about the Company's stock options outstanding at March 31, 2007:

                     Options Outstanding              Options Exercisable
           ---------------------------------------   ----------------------
              Number         Weighted     Weighted                 Weighted
Range of   Outstanding        Average     Average                   Average
Exercise   At March 31,    Contractural   Exercise      Number     Exercise
 Prices        2007        Life (years)    Price     Outstanding     Price
--------   -------------   ------------   --------   -----------   --------
$0.35         450,000           --          $0.35      450,000       $0.35
              -------          ---          -----      -------       -----
Total         450,000           --          $0.35      450,000       $0.35
              =======          ===          =====      =======       =====

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards based on the Black-Scholes Option Pricing Model. Compensation cost is amortized over the vesting period.

During the three months ended March 31, 2007, no compensation expense related to options was recognized. To date, the Company has recognized compensation expense of $85,313.

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

At December 31, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

United States Corporation Income Taxes

Period of Loss        Amount     Expiration Date
-----------------   ----------   -----------------
December 31, 2006   $5,602,753   December 31, 2026
December 31, 2005   $3,559,866   December 31, 2025
December 31, 2004   $  420,421   December 31, 2024

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE M - NET OPERATING LOSS CARRY FORWARD (Continued)

Prior to November 2004 the Company was organized as an S-Corporation and all losses were distributed and recognized through the tax returns of the owners. The loss for the fiscal year ended December 31, 2006, was $5,608,910. As of December 31, 2006, a valuation allowance for the full amount of the net deferred tax asset has been recognized over the period for $2,243,564, based on an anticipated tax rate of 40%.

NOTE N - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt about its ability to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's working capital deficiency; and 2) implement a plan to generate additional sales. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2006, Mr. Appicella was owed $54,700. During the three months ended March 31, 2007, the Company incurred $11,800 of expenses paid on its behalf by Geno Apicella, CEO. In addition, during the three months ended March 31, 2007, the Company repaid $62,300 to Mr. Apicella leaving a balance due to Mr. Apicella of $4,223 as of March 31, 2007.

NOTE P - DISPOSITION OF ACADEMY LINE

On February 5, 2007 the Company filed a current report on Form 8-k with the United States Securities arid Exchange Commission relating it) the January 31, 2007, Trademark Transfer and Assignment Agreement (the "Agreement") with Duane Pacha ("Duane") and Jeff Baughn ("Jeff", with Duarne, the "Buyers") pursuant to which the Company transferred all right, title, interest and good will in the ACADEMY SNOWBOARD CO. and ACADEMY trademarks, and the associated ACADEMY logo and their goodwill, and all associated domain names, in particular the domain www.academysnowboaards,com, trades secrets arid copyrights and their goodwill (collectively, the, "Brand"). Moreover, as per the Agreement, there was no cash component relating to the transfer and assignment of the Brand and the Company shall assign to Buyers certain of the Company's accounts payable and accounts receivable relating to the Brand. Specifically, the accounts receivable in the amount of $107,761-52 were transferred to the Buyers resulting in a decrease to accounts receivable. Accounts payable in the amount of $345,321.5() were transferred to the, Buyers resulting in a decrease to accounts payable.

NOTE Q - SUBSEQUENT EVENTS

From April 1, 2007 through April 20, 2007, the Company issued 346,154 and 384,616 shares of common stock to two officers and two directors, respectively, with a combined value of $29,231 based on the closing stock price on the date of issuance.

From April 1, 2007 through April 20, 2007, the Company issued 2,506,500 shares of common stock in repayment of debt with a value of approximately $78,000.

On April 9, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000 (the "Note"). The Note bears interest at 12% per annum and matures on April 9, 2008 ("Maturity Date"). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005 (See NOTE G)) given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) until the Face Amount is paid in full, minus any fees due.

Item 2 - Management's Discussion and Analysis of Operations

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our on Form 10-KSB for the fiscal year ended December 31, 2006. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

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

Revenue recognition

The Company recognizes revenue when the product is shipped to the customer. At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured. Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms. Additionally, an estimate of product returns are recorded when revenue is recognized. Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through. If actual sales returns significantly exceed the recorded estimated expense, the Company's sales would be adversely affected.

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

Product Warranty

The Company's Watersports products carry a ninety-day warranty. Warranty costs are charged against sales in the period products are sold as a reduction in the selling price. Historically, warranty costs have been less than 1% of sales. In estimating its warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product. If the actual amount of warranty claims significantly exceeds the estimated expense, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years.

Overview

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Sales for the three months ended March 31, 2007 and 2006 were $553,482 and $595,534, respectively, representing a $42,052, or 7% decrease. The three month year-over-year decrease is due to the disposition of the Academy and Eagle Rider product lines.

Gross margin for the three months ended March 31, 2007 and 2006 was $212,535, or 38% and $117,592, or 20%, respectively. The $94,943 increase in gross margin over the previous year was primarily due to decreased cost of goods and overhead costs.

Selling, General and Administrative expenses for the three months ended March 31, 2007 and 2006 was $363,828 and $932,976, respectively, representing a $569,148 decrease. The year-over-year decrease was the result of no acquisition costs, significantly less stock based compensation expense, lower selling and advertising costs and lower personnel and professional service costs in the current quarter compared to the same quarter in the prior year.

Net loss from continuing operations for the three months ended March 31, 2007 and 2006 was $672,202 and $824,621, respectively, representing a $152,419, or 19% decrease in the net loss from continuing operations compared to the same period last year. The improvement in net loss is due primarily to decreased operating costs described above offset by higher, non-cash convertible debenture related amortization and interest expense.

Net loss for the three months ended March 31, 2007 and 2006 was $465,511 and $824,621, respectively, representing a $359,110, or 44% decrease in net loss compared to the same period last year. The improvement in the net loss compared to the net loss from continuing operations is due to the $206,691 net gain recognized by the Company upon the disposition of the Academy brand.

Financial Condition

From inception to March 31, 2007, we incurred an accumulated deficit of $10,620,510, and we expect to incur additional losses through the fiscal year ending December 31, 2007 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended March 31, 2007, we had a net decrease in cash of $49,451. Total cash resources as of March 31, 2007 was $24,935, compared with $74,386 at December 31, 2006.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. During 2006 and the latter half of 2005, the Company's cost control strategies focused on managing general and administrative expenses through keeping headcount to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships.

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

In September 2004, we commenced a private placement to sell up to 7,000,000 shares of our common stock at a per share cost of $.25. We closed the financing on May 27, 2005, accepting no further subscription agreements pursuant to the September 2004 private placement offering, and have received proceeds of $729,500 in connection with the financing.

On December 26, 2005, the Company's SB-2 registration statement was declared effective by the Securities and Exchange Commission. Pursuant to the terms of the Offering, the Company offered to certain investors up to 3,571,428 shares of the Company's common stock for consideration of $0.35 per share. As of December 31, 2005, the Company has received $1,246,550 in proceeds $70,000 of which was received on January 3, 2006.

In May 2006, we commenced a private placement to sell up to $1,900,000 of convertible debentures with a $10,000,000 equity line of credit (the "Investment Agreement") following an effective registration statement. The Company closed the private placement by issuing a convertible debenture for $1,900,000 and subsequently filed an SB-2 registration statement, which became effective on June 15, 2006. The Company now has access to funds under the Investment Agreement.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) As of December 31, 2006, we conducted an evaluation, under the supervision and participation of our management, including the Company's President and Chief Executive Officer (who is the principal accounting officer) of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the "Exchange Act")

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

Based on the evaluation, which disclosed a deficiency in the segregation of financial duties, the Company's President and Chief Executive Officer (who is the principal accounting officer) concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by management described above that occurred during the period covered by this report that has materially effected, or is reasonably likely to materially effect the Company's internal control over financial reporting.

                           Part II - Other Information

Item 1. Legal Proceedings

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended March 31, 2007.

Item 3. Defaults Upon Senior Notes.

Due to our inability to pay, the Company is currently in default on the following Notes:

Unsecured demand note payable to Ron and Dori Arko, bearing interest
  at 2% per year; currently in default.                                 $  9,539
Unsecured demand note payable to John Helms, bearing interest at 2%
  per year; currently in default.                                        159,829
Unsecured demand note payable to New Heart Ministries, bearing
  interest at 2% per year; currently in default.                           2,925
Unsecured demand note payable to Pacific Sports Investors LLC,
  bearing interest at 10% per year; currently in default.                 40,375
Secured demand note payable to Christian Beckas, bearing interest at
  12% per year collateralized by 80,000 shares of common stock;
  currently in default.                                                   19,300
Secured demand note payable to Hector Peneda, bearing interest at
  12% per year collateralized by 40,000 shares of common stock;
  currently in default.                                                    8,800
                                                                        --------
Total                                                                   $240,768
                                                                        ========

Due to our inability to pay, the Company is currently in default on the following related party Notes:

Secured demand note payable to Craig Hudson, bearing interest at 12%
  per year collateralized by 116,000 shares of common stock;
  currently in default                                                    32,065
Secured demand note payable to Robert Bridges, bearing interest at 9%
  per year and is collateralized by 240,000 shares of common stock;
  currently in default                                                    60,000
Secured demand note payable to Tom Bridges, bearing interest at 9%
  per year and is collateralized by 240,000 shares of common stock;
  currently in default                                                    60,000
Unsecured demand note payable to Sheryl Gardner, CFO, bearing
  interest at 4% per year; currently in default                           47,225
                                                                         -------
Total                                                                    199,290
                                                                         =======

Total interest due on the above Notes is $20,335, bringing the total amount in default to $460,393.

Item 6. Exhibits

Exhibit                                                             By Reference
Number    Description                                              from Document
-------   -------------------------------------------------------  -------------
2.3       Trademark Transfer and Assignment Agreement between the
          Company, Duane Pacha and Jeff Baughn, dated January 31,
          2007 (Filed as Exhibit 101 to the Company's Current
          Report on Form 8-k filed on February 5, 2007 and incorporated herein by reference)

There were no matters required to be disclosed in a Current Report on Form 8-K during the period covered by this report that were not so discussed.

There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last discussed these procedures.

10.1 Promissory note to Dutchess Private Equities Fund, Ltd. In the amount of $132,000 dated April 9, 2007 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 20, 2007, and incorporated herein by reference).

31.1   Certification of Chief Executive Officer Pursuant to Rules
       13a-14(a) and 15d-14(a) of the Exchange Act                          *

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as adopted
       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            *

*     Filed herewith

There were no matters required to be disclosed in a Current Report on Form 8-K during the period covered by this report that were not so discussed.

There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last discussed these procedures.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature            Title                              Date
         ---------            -----                              ----


/s/ Geno M. Apicella          Chief Executive Officer
---------------------------   and Principle Accounting Officer    May 14, 2007
Name: Geno M. Apicella