Form 10QSB
period 2007-06-30
EXECUTE SPORTS INC
filed 2007-08-15
CIK 1330292

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2007

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 13, 2007 was 70,452,880.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page

Part I

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	1

	Consolidated Statements of Operations for the three and six
	Months Ended June 30, 2007 and 2006(unaudited)	2

	Consolidated Statements of Stockholders Equity for the
	six months Ended June 30, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and
	six months ended June 30, 2007 and 2006 (unaudited)	4

	Notes To Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	24

Item 3.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds 30

Item 3.	Defaults Upon Senior Notes	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information

Item 6.	Exhibits	31

Signatures		31

EXECUTE SPORTS, INC.
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

June 30,
2007
ASSETS
CURRENT ASSETS
Cash	$37,518
Accounts receivable, net (Note B)	216,050
Inventory (Note C)	89,636
Deferred financing costs (Note G)	31,184
Other current assets	6,441
TOTAL CURRENT ASSETS	380,829

Fixed assets (Note D)
Cost	141,288
Accumulated Depreciation	(47,714)
Net	93,574

Loans receivable, net (Note E)	146,128

TOTAL ASSETS	$620,531

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note F)	$145,237
Secured borrowings	102,248
Convertible debenture (Note G)	1,328,934
Notes Payable (Note H)	341,757
Related party notes payable (Note H)	82,313
TOTAL CURRENT LIABILITIES	2,000,489

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.001, 100,000,000 shares authorized
authorized; issued and outstanding 63,987,011 at June 30, 2007	63,982

Additional paid-in capital	9,703,587
Retained earnings <deficit>	(11,147,527)

TOTAL STOCKHOLDERS' EQUITY	(1,379,958)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$620,531
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2007	2006	2007	2006
Sales	$798,037	$506,990	$1,351,519	$1,102,524
Cost of sales	377,040	354,092	717,987	832,034
Gross profit	420,997	152,898	633,532	270,490

EXPENSES
General and administrative expenses	342,141	895,857	680,604	1,700,500
Selling and advertising	24,658	138,397	47,493	265,592
Depreciation expense	2,530	1,138	5,060	2,276
Total expense	369,329	1,035,392	733,157	1,968,368

Income (loss) from operations	51,668	(882,494)	(99,625)	(1,697,878)

OTHER INCOME AND EXPENSES
Interest income	-	1,933	-	6,739
Other income	47,121	-	47,583	2,803
Interest expense	(143,129)	(34,247)	(213,540)	(51,093)
Loss due to discount on conversion to stock	-		(54,250)	-
Amortization of beneficial conversion feature
of convertible debenture	(350,530)	(66,432)	(620,825)	(66,432)
Amortization of warrant discount related to
convertible debenture	(95,390)	(39,015)	(185,771)	(39,015)
Amortization of deferred financing costs	(36,757)	(17,068)	(72,791)	(17,068)

Total other income and expenses	(578,685)	(154,829)	(1,099,594)	(164,066)

Net loss before discontinued operations	(527,017)	(1,037,323)	(1,199,219)	(1,861,944)
Income (loss) from discontinued operations	-	-	(1,421)	-
Gain (loss) on disposal of discontinued operations	-	-	208,112	-
Total discontinued operations	-	-	206,691	-
NET INCOME (LOSS)	(527,017)	(1,037,323)	(992,528)	(1,861,944)

Net (loss) per common share Basic and diluted from
continuing operations	$(0.009)	$(0.048)	$(0.024)	$(0.091)
Net (loss) per common share basic and diluted after
discontinued operations	$(0.009)	$(0.048)	$(0.020)	$(0.091)
Weighted average common shares outstanding
basic and diluted	56,597,608	21,701,598	50,791,144	20,352,254

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	450,000	900,000	450,000	900,000
Warrants	3,440,238	2,147,090	3,440,238	1,154,577
Debt collateralized with common stock	11,942,848	800,000	12,248,142	559,333

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity
As of June 30, 2007

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholders
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity

December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	1,073,808	1,073	(7,500)	36,533		30,106
Shares issued for cash in connection with
the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Shares issued pursuant to warrant exercises	655,000	655		137,595		138,250
Shares issued for cash	200,000	200		69,800		70,000
Shares issued for services	12,303,816	12,304		470,399		482,703
Shares issued for notes payable	1,862,127	1,862		368,480		370,342
Shares issued pursuant to PUT agreement	2,750,049	2,750		161,347		164,097
Stock options granted				85,313		85,313
Beneficial conversion feature of
convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(5,608,910)	(5,608,910)
December 31, 2006	38,783,870	$38,779	$-	$8,973,715	$(10,154,999)	$(1,142,505)

Shares issued for director compensation	1,634,616	1,635		76,250		77,885
Shares issued for services	1,546,154	1,546		66,300		67,846
Shares issued to induce creditor to make
loans to the Company	1,400,000	1,400		27,200		28,600
Shares issued for notes payable	5,190,040	5,190		97,054		102,244
Shares issued pursuant to put agreement
for repayment of debenture	7,679,788	7,680		263,643		271,323
Shares issued pursuant to put agreement
for repayment of loans	5,840,338	5,840		125,169		131,009
Shares issued pursuant to put agreement for cash	1,912,205	1,912		74,256		76,168
Net loss					(992,528)	(992,528)
June 30, 2007	63,987,011	$63,982	$-	$9,703,587	$(11,147,527)	$(1,379,958)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(527,017)	$(1,037,323)	$(1,199,219)	$(1,861,944)
Net gain from discontinued operations	-	-	206,691	-
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	2,530	1,138	5,060	2,276
Common stock payable for services	61,831	162,135	174,331	214,503
Compensation expense on options granted	-	39,375	-	85,313
Loss on the conversion of convertible debt	-	-	54,250	-
Amortization of beneficial conversion feature	350,530	66,432	620,825	66,432
Amortization of warrant discount related to convertible debenture	95,390	39,015	185,771	39,015
Issuance of common stock for convertible debenture	-	-	53,126	-
Issuance of common stock for notes payable	233,253	-	233,253	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable	(1,349)	(56,946)	36,887	(169,849)
Inventory	323	(53,157)	(61,281)	(273,039)
Prepaid expenses	-	95,708	49,494	219,381
Deferred financing costs	36,757	(142,749)	72,791	(142,749)
Employee advance	-	(17,084)	-	(27,213)
Other current assets	-	(31,183)	(5,441)	(31,183)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(240,935)	123,359	(595,046)	392,722
Customer deposits	-	-	-	(25,262)

NET CASH USED FOR OPERATING ACTIVITIES	11,313	(811,280)	(168,508)	(1,511,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan proceeds to unaffiliated company	-	(12,583)	-	(155,019)
Acquisition of furniture and equipment	-	(34,931)	(1,058)	(38,237)
NET CASH USED FOR INVESTING ACTIVITIES	-	(47,514)	(1,058)	(193,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	-	(295)	-	(1,858)
Common stock subscribed	-	(4,828)	-	-
Issuance of common stock
Issuance of common stock for cash	-	-	76,168	232,369
Proceeds from convertible debenture	52,213	1,900,000	52,213	1,900,000
Proceeds from notes payable	731,425	-	1,110,299	515,000
Repayment of notes payable	(876,636)	(26,411)	(1,121,636)	(63,009)
Proceeds from related party notes payable	-	-	18,207	58,431
Repayment of related party notes payable	-	(138,313)	(62,300)	(150,873)
Secured borrowings	94,268	30,384	59,747	(199,052)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,270	1,760,537	132,698	2,291,008

NET INCREASE <DECREASE> IN CASH	12,583	901,743	(36,868)	586,155

CASH, beginning of period	24,935	55,547	74,386	371,135

CASH, end of period	$37,518	$957,290	$37,518	$957,290

SUPPLEMENTAL DISCLOSURE:

Taxes paid	$800	$800	$800	$13,268
Interest paid	$-	$18,829	$-	$24,829

Other non-cash investing and financing activities:
Shares issued for services	$61,831	$158,278	$174,331	$195,332
Shares issued for debt retirement	$233,253	$354,399	$504,576	$426,952

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Execute Sports, Inc. (“Execute Sports” or the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Execute Sports was founded in 2002 as Padova International USA, Inc. to produce graphics kits and ancillary soft goods for the motocross, enduro and ATV markets.

In 2003, the Company launched its water sports division under the "Execute Sports" brand to provide wetsuits, vests, rash guards and ancillary products to the wake board and ski markets.

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In January 2006, the Company expanded its product mix by consummating the acquisition of Pacific Sports Group, Inc. (“PSG”), which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. In January, 2007, the Company entered into a trademark transfer and assignment agreement whereby all right, title, interest and good will in the Academy brand were transferred to the two former owners of PSG. In connection with the transfer, all of the Company’s account payables and account payables and account receivables relating to the trademark were assigned as well.

Summary of Significant Accounting Principles

Basis of Presentation

The financial statements include the accounts of Execute Sports and its wholly owned subsidiary PSG under the accrual basis of accounting.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Principles of consolidation

The consolidated financial statements include the accounts of Execute Sports and its subsidiary, which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three months ended June 30, 2007, the allowance for doubtful accounts decreased $29,000 from $49,000 at March 31, 2007 to $20,000 at June 30, 2007.

The Company has entered into a factoring agreement with JD Factors. Pursuant to the agreement JD Factors’ will provide account receivable financing and factoring to the Company. JD Factors will purchase from the Company the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts’ receivable of the Company.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average costing method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Advertising

The Company expenses all advertising costs as incurred. For the three and six months ended June 30, 2007 and 2006 the Company incurred approximately $8,118 and $8,118 and $17,516 and $52,179, respectively, in advertising expenses.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Comprehensive loss

The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements included in this report.

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition, the S-Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change, the Company began recognizing the full valuation for deferred tax assets (See Note N).

Impact of accounting standards

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133” and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

a) Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that this accounting pronouncement will have a material impact on their financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement was effective beginning the first fiscal year that begins after September 15, 2006. The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company’s Board of Directors long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. In the three months ended June 30, 2007, the Company's two largest customers accounted for 90% (79% and 11%) of accounts receivable. In the three months ended June 30, 2006, the Company's largest customer accounted for 44% of accounts receivable.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)

For the three and six months ended June 30, 2007, three customers accounted for approximately 93% (45%, 25% and 23%) and 93% (54%, 24% and 15%) of sales, respectively. For the three and six months ended June 30, 2006, two customers accounted for approximately 74% (46% and 28%) and 71% (58% and 13%) of sales, respectively.

For the three months ended June 30, 2007 and 2006, approximately 0% and 3%, respectively, of the Company’s net sales were made to customers outside the United States. For the six months ended June 30, 2007 and 2006, approximately 0% and 6%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three and six months ended June 30, 2007, the Company's two largest suppliers individually accounted for approximately 100% (67% and 33%) and 97% (71%, and 27%) of product purchases, respectively. For the three and six months ended June 30, 2006, the Company's two and three largest suppliers individually accounted for approximately 83% (47% and 36%) and 81% (54%, 15% and 12%) of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor (the “Factor”) subsequent to terminating the factoring agreement with Benefactor Funding Corp. in August 2005. The Factor purchases certain customer accounts receivable on a non-recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the Company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the Company for specific invoices.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE B - ACCOUNTS RECEIVABLE (Continued)

The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all of the Company’s assets.

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of June 30, 2007, the balance due to the Factor was $102,248 which is collateralized by factored receivables of approximately $127,810.

The accounts receivable balance as of June 30, 2007 is reported net of an allowance for doubtful accounts of $20,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at June 30, 2007:

2007
Finished goods	$89,636

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

2007
Computer and office equipment	$127,745
Furniture and fixtures	2,281
Machinery and equipment	11,262
$141,288
Less: Accumulated Depreciation	(47,714)
$93,574

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was $2,530 and $5,060 and $1,138 and $2,276, respectively.

NOTE E - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE E - LOANS RECEIVABLE (Continued)

As of June 30, 2007, the entire balance of the loans were in default. The Company has created a reserve of $250,000 against the loans.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

2007
Payables to vendors	$42,318
Payables for inventory	15,476
Payables for professional services	36,734
Accrued payroll	39,149
Accrued interest	11,560
$145,237

NOTE G - CONVERTIBLE DEBENTURE

On May 15, 2006, the Company completed a private placement of convertible debentures generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company’s common stock. Third party fees totaled $191,000, which were paid in cash.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

In connection with the transaction, the Company entered into a Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, within twenty-one calendar days following the initial closing date, or June 5, 2006, the Company was required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock underlying the convertible debenture and issuable upon the exercise of the warrants based on a conversion price of $0.15 per share.

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to prepaid expenses on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. For the three and six months ended June 30, 2007 and 2006, the Company recognized $36,757 and $72,791 and $17,068 and $17,068, respectively as other expense related to the amortization of the issuance costs with a $31,185 balance remaining in current assets deferred financing costs.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture is being amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. During the three and six months ended June 30, 2007

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

and 2006, the Company recognized $95,390 and $185,771 and $39,015 and $39,015, respectively in non-cash amortization expense related to the warrant discount.

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

Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount is being amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. During the three and six months ended June 30, 2007, the Company recognized $350,530 and $620,825 and $66,432 and $66,432, respectively in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount.

In connection with the debenture, the Company entered into a separate Investment Agreement on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess"), which provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies

Dutchess of its intent to sell shares to Dutchess, multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to Dutchess are expected to be below market price at 93% of the market price, there is no added benefit to the Company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principle, and an increase in common stock and additional paid in capital. During the six months ended June 30, 2007, the Company placed puts with Dutchess totaling $478,500 resulting in the issuance of 15,432,331 shares of common stock. Of the $478,500, $76,168 was received as cash, $131,009 was applied to advances made to the Company, $54,250 was

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

recognized as a loss due to the conversion discount and $217,073 was applied to accrued interest and principle.

On April 9, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000 (the “Note”). The Note bears interest at 12% per annum and matures on April 9, 2008 (“Maturity Date”). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005) given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) (the “Payment Amount”) until the Face Amount is paid in full, minus any fees due. The First Payment will be due on May 1, 2007 and each subsequent Payment will be made at the Closing of each Put until the Note is paid in full, with a minimum amount of eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) per month. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Note. In the event that the Company has not repaid the Face Amount by the Maturity Date (the “Residual Amount”), then as liquidated damages (the “Liquidated Damages”), the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. Further, if a Residual Amount remains at Maturity, it shall constitute an Event of Default hereunder. Further, in the event of default as provided in the Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. In the event that Dutchess elects to switch to a convertible debenture, the Company will be required to file within ten (10) business days a registration statement covering three hundred percent (300%) of the Residual Amount. The Company also issued to Dutchess incentive shares consisting of 600,000 shares of the Company’s restricted common stock.

During the three and six months ended June 30, 2007 and 2006, the Company recognized $0 and $54,250 and $0 and $0, respectively as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

During the three and six months ended June 30, 2007 and 2006, the Company recognized $52,512 and $105,561 and $18,829 and $18,829, respectively in interest expense related to the debentures.

As of June 20, 2007, the actual dollar amount due to the Holders of the Company’s debentures was $1,781,894. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of June 30, 2007:

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURE (Continued)

June 30, 2007
Amount borrowed under the convertible debenture	1,900,000
Accrued interest	117,997
Payments applied to principle	(236,103)
Debenture balance	1,781,894

Unamortized beneficial conversion feature	(369,519)
Unamortized Warrant discount	(83,441)
Recorded debenture balance	1,328,934

NOTE H - NOTES PAYABLE

Notes payable at June 30, 2007 is as follows:

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year; currently in default.	$9,539
Unsecured demand note payable to John Helms, bearing interest at 2% per year; currently in default.	$159,828
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year; currently in default.	$40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year collateralized by 80,000 shares of common stock; currently in default.	$19,300
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt.	$100,990
Total	$341,757

Related party Notes payable at June 30, 2007 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default	$32,065
Unsecured note payable to Geno Apicella, Vice-President, non-interest bearing.	$3,023
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 4% per year; currently in default	$47,225
Total	$82,313

The interest rate offered on the 2% through 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE H - NOTES PAYABLE (Continued)

During the three and six months ended June 30, 2007 and 2006, the Company recognized $32,975 and $37,851 and $15,174 and $28,652, respectively, of interest expense related to the notes above.

During the six months ended June 30, 2007, the Company repaid $120,000 of principle and $9,751 of interest on non related party debt by converting into 5,190,040 shares of common stock.

The Company anticipates entering into debt conversion agreements with certain of the noteholders to convert the principle and interest into shares of common stock.

NOTE I - PURCHASE ORDER FINANCING

During the six months ended June 30, 2007, the Holders of our convertible debentures advanced to the Company $869,425 to be used specifically for production of watersports goods. The advances bear interest of three percent (3%) per month and mature within three months. The advances are secured by the Company’s assets and are convertible into shares of common stock of the Company at the lenders discretion pursuant to the Investment Agreement as described in Note G above. During the six months ended June 30, 2007, the Company repaid $869,425 of principle and incurred $70,192 of interest expense related to the purchase order financing. No debt was converted into common stock.

NOTE J - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the common stock as of that date. The contract term is 24 months. During the three and six months ended June 30, 2006, the Company recognized $12,465 and $24,795, respectively, of expense in connection with this contract, which has been fully expensed as of December 31, 2006.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. For the three and six months ended June 30, 2007 and 2006, the Company recognized $0 and $5,137 and $7,791 and $15,497, respectively, of expense in connection with this contract, which has been fully expensed as of June 30, 2007.

During the six months ended June 30, 2007, the Company issued 1,634,616 shares of common stock valued at the closing price of the stock on the date of issuance, or $77,885 to two of its directors as payment in lieu of cash.

During the six months ended June 30, 2007, the Company issued 1,546,154 shares of common stock valued at the closing price of the stock on the date of issuance, or $67,846 to two of its employees as payment in lieu of cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

During the six months ended June 30, 2007, the Company issued 1,400,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $28,600 to the Holders of our convertible debentures as an inducement to make short term loans to the Company for the purpose of financing production and working capital.

During the six months ended June 30, 2007, the Company issued 5,190,040 shares of common stock in exchange for the retirement of $120,000 of principle and $9,751 of accrued interest. The stock valued at the closing price of the stock on the date of issuance and resulted in an increase to shareholders equity of $102,244 and a gain of $27,507.

During the six months ended June 30, 2007, the Company issued 15,432,331 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $478,500. Of this amount $76,168 was received in cash, $348,082 was applied as a reduction of principle and interest on the Company’s debenture and other short term financing provided by Dutchess, and $54,250 was recognized as a loss due to a conversion discount.

NOTE K - WARRANTS

At June 30, 2007, the Company had 3,440,238 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Issue	Expiration
Class	Warrants	Warrant	Date	Date
A	500,000	$0.35	3/3/2006	3/31/08
A	28,571	$0.35	3/29/2006	9/30/07
Debenture	2,911,667	$0.15	5/15/2006	5/15/11

Total	3,440,238

During the six months ended June 30, 2007, no warrants were issued or exercised.

Stock Warrants Issued to Third Parties

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

In addition, the Company evaluates each derivative issued to determine whether treatment as either equity or a liability is warranted for that derivative pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock of that derivative.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLAN

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 31, 2006, the Company terminated Mr. Pacha’s position as Product Manager due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled. As of June 30, 2007, the vested options were canceled due to non exercise.

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 15, 2006, the Company terminated Jeff Baughn’s position as Marketing Director due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled. As of June 30, 2007, the vested options were canceled due to non exercise.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 22, 2006, the Company and Todd Pitcher mutually agreed to terminate Mr. Pitcher as President in order to improve operational cash flow. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled. As of June 30, 2007, the vested options were canceled due to non exercise.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2007:

	2007
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	450,000	$0.35
Granted	-
Forfeited	(450,000)	0.35
Exercised	-
Outstanding at end of period	-	$0.35

Options exerciseable at end of period	-

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLAN (Continued)

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards based on the Black-Scholes Option Pricing Model. Compensation cost is amortized over the vesting period.

During the six months ended June 30, 2007, no compensation expense related to options was recognized. To date, the Company has recognized compensation expense of $85,313.

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

United States Corporation Income Taxes

Period of Loss	Amount	Expiration Date
December 31, 2006	$5,602,753	December 31, 2026
December 31, 2005	$3,559,866	December 31, 2025
December 31, 2004	$420,421	December 31, 2024

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

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency; and 2) implement a plan to generate additional sales. The Company’s continued existence is dependent

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE N - GOING CONCERN AND MANAGEMENT’S PLANS

upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2006, Mr. Apicella was owed $54,700. During the three months ended March 31, 2007, the Company incurred $11,800 of expenses paid on its behalf by Geno Apicella, CEO. In addition, during the three months ended March 31, 2007, the Company repaid $62,300 to Mr. Apicella leaving a balance due to Mr. Apicella of $4,223 as of March 31, 2007. During the three months ended June 30, 2007, the Company repaid an additional $1,200 bringing the balance due Mr. Apicella’s to $3,023.

NOTE P - DISPOSITION OF ACADEMY LINE

On February 5, 2007 the Company filed a current report on Form 8-k with the United States Securities and Exchange Commission relating to the January 31, 2007, Trademark Transfer and Assignment Agreement (the “Agreement”) with Duane Pacha (“Duane”) and Jeff Baughn (“Jeff”, with Duane, the “Buyers”) pursuant to which the Company transferred all right, title, interest and good will in the ACADEMY SNOWBOARD CO. and ACADEMY trademarks, and the associated ACADEMY logo and their goodwill, and all associated domain names, in particular the domain www.academysnowboards.com, trades secrets and copyrights and their goodwill (collectively, the “Brand”). Moreover, as per the Agreement, there was no cash component relating to the transfer and assignment of the Brand and the Company shall assign to Buyers certain of the Company’s accounts payable and accounts receivable relating to the Brand. Specifically, the accounts receivable in the amount of $107,761.52 were transferred to the Buyers resulting in a decrease to accounts receivable. Accounts payable in the amount of $345,321.50 were transferred to the Buyers resulting in a decrease to accounts payable.

NOTE Q - SUBSEQUENT EVENTS

From July 1, 2007 through August 4, 2007, the Company issued 794,117 and 882,352 shares of common stock to two officers and two directors, respectively, with a combined value of $33,529 based on the closing stock price on the date of issuance..

From July 1, 2007 through August 4, 2007, the Company issued 1,163,400 shares of common stock to Dutchess in exchange for the reduction of $17,759 of short term loans.

On July 31, 2007, the Company entered into an Addendum to Promissory Note (“Addendum”) with John Helms (“Helms”), as more fully described herein, amending the repayment provisions of certain debt obligations of the Company to Helms. On August 4, 2004, Execute Sports issued a promissory note to Helms bearing interest at two percent (2%) per annum (the “2004 Note”).

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE Q - SUBSEQUENT EVENTS

On February 28, 2005, Execute Sports entered into a certain Promissory Note Cancellation and Reissuance Agreement with Helms providing for, among other things, the cancellation of the 2004 Note and the issuance of a new Payment in Kind Promissory Note in the principal face amount of $210,000, bearing interest at two percent (2%) per annum (the “2005 Note”). On March 15, 2006, Execute Sports entered into a new Promissory Note Cancellation and Reissuance Agreement with Helms, providing for, among other things, the cancellation of the 2005 Note and the issuance of a new Payment in Kind Promissory Note in the principle amount of $174,824.26, bearing interest at four percent (4%) per annum (the “Note”).

According to the Addendum, Helms and the Company agreed that the amount owed under the Note, or approximately $164,221.45 (the “Amount Owed”) shall be paid in the following manner: (a) 3,000,000 shares of restricted common stock of the Company to be issued and forwarded to Helms within seven (7) business days from the date of the Addendum (the “Initial Payment”), representing repayment of seventy-five thousand dollars ($75,000) towards the accrued interest to date due under the Note, with the remaining amount to be applied to the principal. After the Initial Payment, the principal amount owed by the Company to Helms shall be eighty-nine thousand two hundred twenty-one and 45/100 dollars ($89,221.45) (the “Remaining Amount”). The Remaining Amount due under the Note is to be paid over the next consecutive six (6) quarters, in equal installments of approximately fourteen thousand eight hundred seventy and 24/100 dollars ($14,870.24 ), plus accrued interest to date, worth of the Company’s common stock. The amount of shares to be issued to Helms shall be based on the closing price of the Company’s common stock on the last trading day of each calendar quarter, beginning on September 28, 2007, and shall be paid within seven (7) business days from said date. The payments shall be applied first to accrued interest and then principal. The Company’s Board of Directors has the discretion to issue a greater amount of shares pursuant to this Section in order to pay off the Note sooner and any such amounts paid shall be without penalty.

Item 2 - Management's Discussion and Analysis or Plan of Operations

This management’s discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our on Form 10-KSB for the fiscal year ended December 31, 2006. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Sales for the three months ended June 30, 2007 and 2006 were $798,037 and $506,990, respectively, representing a $291,047, or 57% increase. The three month year-over-year increase is due primarily to the increase in sales with existing customers and the increase in sales with our internet partners. We also increased our volume with small domestic dealers and international distributors.

Net Sales for the six months ended June 30, 2007 and 2006 were $1,351,519 and $1,102,524, respectively, representing a $248,995, or 23% increase. The six month year-over-year increase is primarily due to the increase in sales with existing customers and the increase in sales with our internet partners. We also increased our volume with small domestic dealers and international distributors.

Gross margin for the three months ended June 30, 2007 and 2006 was $420,997, or 53% and $152,898, or 30%, respectively. The $268,099 increase in gross margin over the previous year was primarily due to a $161,933 credit taken by the Company for past due amounts to a former supplier of motocross sticker kits.

Gross margin for the six months ended June 30, 2007 and 2006 was $633,532, or 47% and $270,490, or 25%, respectively. The $363,042 increase in gross margin over the previous year was due to an improved product mix towards higher margin products, a $161,933 credit taken by the Company for past due amounts to a former supplier, more favorable materials prices for rubber products and lower shipping rates.

Selling, General and Administrative expenses for the three months ended June 30, 2007 and 2006 was $369,329 and $1,035,392, respectively, representing a $666,063 or 64% decrease. Selling, General and Administrative expenses for the six months ended June 30, 2007 and 2006 was $733,157 and $1,968,368, respectively, representing a $1,235,211 or 63% decrease. The three and six month year-over-year decrease was the result of no acquisition costs, significantly less stock based compensation expense, lower selling and advertising costs and lower personnel and professional service costs compared to the same periods in the prior year.

Net loss from continuing operations and net loss for the three months ended June 30, 2007 and 2006 was $527,017 and $1,037,323, respectively. Net loss from continuing operations for the six months ended June 30, 2007 and 2006 was $1,199,219 and $1,861,944, respectively. The net loss from continuing operations decreased for the three and six month periods by $510,306, or 49% and $662,725 or 36%, respectively. The improvement in net loss is due primarily to decreased operating costs described above offset by higher, non-cash convertible debenture related amortization and interest expense.

Net loss for the six months ended June 30, 2007 and 2006 was $992,528 and $1,861,944, respectively, representing an $869,416, or 47% decrease in net loss compared to the same period last year. The improvement in the net loss compared to the net loss from continuing operations is due to the $206,691 net gain recognized by the Company upon the disposition of the Academy brand.

Financial Condition

From inception to June 30, 2007, we Incurred an accumulated deficit of $11,147,527, and we expect to incur additional losses through the fiscal year ending December 31, 2007 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the six months ended June 30, 2007, we had a net decrease in cash of $36,868. Total cash resources as of June 30, 2007 was $37,518, compared with $74,386 at December 31, 2006.

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

On December 26, 2005, the Company’s SB-2 registration statement was declared effective by the Securities and Exchange Commission. Pursuant to the terms of the Offering, the Company offered to certain investors up to 3,571,428 shares of the Company’s common stock for consideration of $0.35 per share. As of December 31, 2005, the Company has received $1,246,550 in proceeds $70,000 of which was received on January 3, 2006.

On June 15, 2006, pursuant to the filing of an effective SB-2 registration statement, we finalized a private placement and received $1,900,000 of convertible debentures with a $10,000,000 equity line of credit whereby the company places stock puts with the creditor in exchange for cash or repayment of debt. During the six months ended June 30, 2007, the Company recognized $478,500 from the stock puts (See Footnote J to the financial statements)

Management is currently in the process of seeking additional equity financing with potential investors. Management is also working with the holders of our convertible debentures to finance production and provide working capital when needed. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

(a) As of December 31, 2006, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Executive Officer (who is the principal accounting officer) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”)

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

Based on the evaluation, which disclosed a deficiency in the segregation of financial duties, the Company’s President and Chief Executive Officer (who is the principal accounting officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by management described above that occurred during the period covered by this report that has materially effected, or is reasonably likely to materially effect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended June 30, 2007.

Item 3. Defaults Upon Senior Notes.

Due to our inability to pay, the Company is currently in default on the following Notes:

Item 4. Submission of Matters to A Vote of Security Holders.

None.

Item 5. Other Information.

There were no matters required to be disclosed on a current report on Form 8-K during the period covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

Unsecured demand note payable to Ron and Dori Arko, bearing interest at 2% per year; currently in default.	$9,539
Unsecured demand note payable to John Helms, bearing interest at 2% per year; currently in default.	$159,828
Unsecured demand note payable to New Heart Ministries, bearing interest at 2% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year; currently in default.	$40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year collateralized by 80,000 shares of common stock; currently in default.	$19,300
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Total	$240,767

Due to our inability to pay, the Company is currently in default on the following related party Notes:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default	32,065
Unsecured demand note payable to Sheryl Gardner, CFO, bearing interest at 4% per year; currently in default	47,225
Total	79,290

Total interest due on the above Notes is $11,560, bringing the total amount in default to $331,617.

Item 6. Exhibits

Exhibit Number	Description	By Reference from Document

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Geno M. Apicella	Chief Executive Officer and Principle Accounting Officer	August 10, 2007
Name: Geno M. Apicella