Form 10QSB
period 2007-09-30
EXECUTE SPORTS INC
filed 2007-11-14
CIK 1330292

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 12, 2007 was 79,389,973.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXECUTE SPORTS, INC.
Consolidated Balance Sheet (Unaudited)
As of September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$632,729
Accounts receivable, net (Note A)	44,371
Inventory	30,811
Deferred financing costs (Note G)	302,512
Other current assets	5,441

TOTAL CURRENT ASSETS	1,015,864

Fixed assets, net (Note B)	91,043
Trademarks (Note C)	5,000,000
Loans receivable, net (Note D)	146,128

TOTAL ASSETS	$6,253,035

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$120,933
Convertible debentures (Note G)	6,202,395
Notes Payable (Note H)	170,159
Promissory Notes Payable (Note H)	372,928
Related party notes payable (Note H)	32,065

TOTAL CURRENT LIABILITIES	6,898,480

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.001, 100,000,000 shares authorized
authorized; issued and outstanding 73,150,497 at September 30, 2007	73,145

Additional paid-in capital	11,490,673
Retained earnings <deficit>	(12,209,263)

TOTAL STOCKHOLDERS' EQUITY	(645,445)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,253,035

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2007	2006	2007	2006
Net sales	$86,910	$531,932	$1,438,429	$1,634,456
Cost of sales	69,201	268,375	787,188	1,100,409
Gross profit	17,709	263,557	651,241	534,047

EXPENSES
General and administrative expenses	351,952	518,452	1,032,556	2,218,952
Selling and advertising	44,375	163,595	91,868	429,187
Depreciation expense	2,530	1,138	7,590	3,414
Total expense	398,857	683,185	1,132,014	2,651,553

Income (loss) from operations	(381,148)	(419,628)	(480,773)	(2,117,506)

OTHER INCOME AND EXPENSES
Interest income	-	-	-	6,739
Other income	53,224	48	100,807	2,851
Interest expense	(224,142)	(87,078)	(437,682)	(138,171)
Loss due to loan reserve	-	(250,000)		(250,000)
Loss due to discount on conversion to stock	-	(32,356)	(54,250)	(32,356)
Amortization of beneficial conversion feature of convertible debenture	(389,165)	(160,719)	(1,009,990)	(227,151)
Amortization of warrant discount related to convertible debenture	(84,333)	(81,138)	(270,104)	(120,153)
Amortization of deferred financing costs	(36,172)	(34,631)	(108,963)	(51,699)

Total other income and expenses	(680,588)	(645,874)	(1,780,182)	(809,940)

Net loss before discontinued operations	(1,061,736)	(1,065,502)	(2,260,955)	(2,927,446)
Income (loss) from discontinued operations	-	-	(1,421)	-
Gain (loss) on disposal of discontinued operations	-	-	208,112	-
Total discontinued operations	-	-	206,691	-

NET INCOME (LOSS)	(1,061,736)	(1,065,502)	(2,054,264)	(2,927,446)

Net (loss) per common share Basic and diluted from continuing operations	$(0.017)	$(0.046)	$(0.039)	$(0.137)
Net (loss) per common share basic and diluted after discontinued operations	$(0.017)	$(0.046)	$(0.036)	$(0.137)
Weighted average common shares outstanding basic and diluted	62,335,980	23,321,088	57,289,247	21,376,749

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	450,000	900,000	450,000	900,000
Warrants	12,868,016	3,486,627	7,619,868	1,769,632
Debt collateralized with common stock	110,022,520	13,442,627	44,875,726	6,339,565

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statement of Stockholder's Equity (Unaudited)
As of September 30, 2007

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholders
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity

December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464

Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	1,073,808	1,073	(7,500)	36,533		30,106
Shares issued for cash in connection with the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Shares issued pursuant to warrant exercises	655,000	655		137,595		138,250
Shares issued for cash	200,000	200		69,800		70,000
Shares issued for services	12,303,816	12,304		470,399		482,703
Shares issued for notes payable	1,862,127	1,862		368,480		370,342
Shares issued pursuant to PUT agreement	2,750,049	2,750		161,347		164,097
Stock options granted				85,313		85,313
Beneficial conversion feature of convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(5,608,910)	(5,608,910)
December 31, 2006	38,783,870	$38,779	$-	$8,973,715	$(10,154,999)	$(1,142,505)

Shares issued for director compensation	2,516,968	2,517		93,015		95,532
Shares issued for services	2,690,271	2,690		89,088		91,778
Warrants issued for services				134,510		134,510
Shares issued to induce creditor to make loans to the Company	1,400,000	1,400		27,200		28,600
Shares issued for notes payable	8,190,040	8,190		163,054		171,244
Shares issued pursuant to put agreement for repayment of debenture	7,679,788	7,680		263,643		271,323
Shares issued pursuant to put agreement for repayment of loans	9,977,355	9,977		194,248		204,225
Shares issued for cash pursuant to put agreement	1,912,205	1,912		74,256		76,168
Beneficial conversion feature of convertible debenture				1,424,185		1,424,185
Warrant discount to convertible debenture				53,759		53,759
Net loss					(2,054,264)	(2,054,264)
September 30, 2007	73,150,497	$73,145	$-	$11,490,673	$(12,209,263)	$(645,445)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,061,736)	$(1,065,502)	$(2,054,264)	$(2,927,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,530	1,138	7,590	3,414
Common stock issued for services	176,090	6,250	350,421	220,753
Compensation expense on options granted	-	-	-	85,313
Loss on the conversion of convertible debt	-	43,906	54,250	43,906
Gain on cancellation of debt	(47,224)	-	(47,224)	-
Amortization of beneficial conversion feature	389,165	160,719	1,009,990	227,151
Amortization of warrant discount related to convertible debenture	84,333	81,138	270,104	120,153
Issuance of common stock for convertible debenture	-	-	270,199	-
Issuance of common stock for notes payable	142,216	-	375,469	-
Increase in loan receivable loss reserve	-	250,000	-	250,000
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable	171,679	(300,245)	208,566	(470,094)
Inventory	58,825	29,895	(2,456)	(243,144)
Prepaid expenses	-	81,299	49,494	300,680
Deferred financing costs	(271,328)	3,448	(198,537)	(139,301)
Employee advance	-	14,258	-	(12,955)
Other current assets	1,000	31,183	(4,441)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(24,304)	(291,787)	(619,350)	100,935
Customer deposits	-	-	-	(25,262)

NET CASH USED FOR OPERATING ACTIVITIES	(378,754)	(954,300)	(330,189)	(2,465,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan proceeds to unaffiliated company	-	-	-	(155,019)
Acquisition of trademarks	(5,000,000)	-	(5,000,000)	-
Acquisition of furniture and equipment	-	(31,938)	(1,058)	(70,175)
NET CASH USED FOR INVESTING ACTIVITIES	(5,000,000)	(31,938)	(5,001,058)	(225,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	-	-	-	(1,858)
Issuance of common stock for convertible debenture	-	-	(217,073)	-
Issuance of common stock for cash	-	109,182	76,168	341,551
Proceeds from convertible debenture	5,877,907	-	5,930,120	1,900,000
Proceeds from notes payable	344,000	-	1,454,299	515,000
Repayment of notes payable	(141,471)	(53,001)	(1,263,107)	(116,010)
Proceeds from related party notes payable	-	-	18,207	58,431
Repayment of related party notes payable	(4,223)	(31,306)	(66,523)	(182,179)
Secured borrowings	(102,248)	71,379	(42,501)	(127,673)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,973,965	96,254	5,889,590	2,387,262

NET INCREASE <DECREASE> IN CASH	595,211	(889,984)	558,343	(303,829)

CASH, beginning of period	37,518	957,290	74,386	371,135

CASH, end of period	$632,729	$67,306	$632,729	$67,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$800	$13,268
Interest paid	$-	$-	$-	$24,829

Other non-cash investing and financing activities:
Shares issued for services	$176,090	$6,250	$350,421	$201,582
Shares issued for debt retirement	$142,216	$-	$645,668	$426,952

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Execute Sports, Inc. (“Execute Sports” or the “Company”) as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In January 2006, the Company expanded its product mix by consummating the acquisition of Pacific Sports Group, Inc. (“PSG”), which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. In January, 2007, the Company entered into a trademark transfer and assignment agreement whereby all right, title, interest and good will in the Academy brand were transferred to the two former owners of PSG. In connection with the transfer, all of the Company’s accounts payable and accounts receivable relating to the trademark were assigned as well.

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sands boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com. By acquiring the Sugar Sand brand, the Company expands our product offering without the added responsibilities and complexities of the manufacturing process, while positioning the company to capitalize on existing sales and marketing relationships.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the three months ended September 30, 2007, the allowance for doubtful accounts decreased $10,000 from $20,000 at June 30, 2007 to $10,000 at September 30, 2007.

The Company has a factoring agreement with JD Factors. Pursuant to the agreement JD Factors’ will provide account receivable financing and factoring to the Company. JD Factors purchases the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts’ receivable of the Company.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses all advertising costs as incurred. For the three and nine months ended September 30, 2007, the Company incurred approximately $4,972 and $13,090, respectively, in advertising expenses.

For the three and nine months ended September 30, 2006, the Company incurred approximately $28,270 and $80,449, respectively in advertising expenses.

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128, which requires reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. There were no adjustments required to net loss for the period covered in this report in the computation of diluted earnings per share.

Issuance of common stock

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123r. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at management’s estimate of the fair value of the shares issued or services rendered, whichever is more readily determinable.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of September 30, 2007, the Company's five largest customers accounted for 88% (36%, 16%, 12%, 12% and 12%) of accounts receivable. As of September 30, 2006, the Company's two largest customers accounted for 47% (31% and 16%) of accounts receivable.

For the three and nine months ended September 30, 2007, three customers accounted for approximately 83% (42%, 23% and 18%) and 91% (53%, 24% and 14%) of sales, respectively. For the three and nine months ended September 30, 2006, one customers accounted for approximately 36% and three customers accounted for 63% (39%, 13% and 11%) of sales, respectively.

For the three and nine months ended September 30, 2007, none of the Company’s net sales were made to customers outside the United States. For the three nine months ended September 30, 2006, approximately 43% and 17%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three and nine months ended September 30, 2007, the Company's single and two largest supplier(s) individually accounted for approximately 100% and 98% (72%, and 26%) of product purchases, respectively. For the three and nine months ended September 30, 2006, the Company's two and three largest suppliers individually accounted for approximately 87% (55% and 32%) and 76% (35%, 21% and 20%) of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consists of the following:

2007
Computer and office equipment	$127,745
Furniture and fixtures	2,281
Machinery and equipment	11,262
$141,288
Less: Accumulated Depreciation	(50,245)
$91,043

Depreciation expense for the three and nine months ended September 30, 2007 was $2,530 and $7,590, respectively. Depreciation expense for the three and nine months ended September 30, 2006 was $1,138 and $3,414, respectively.

NOTE C - TRADEMARKS

On August 29, 2007, Execute Sports, Inc. (the "Company" or "Execute Sports") entered into an Asset Purchase Agreement (the "Agreement") with Challenger Powerboats, Inc. ("Challenger") and its wholly owned subsidiary, IMAR Group, Inc. ("IMAR", together with Challenger, the "Sellers"), pursuant to which Execute Sports purchased from the Sellers, and Sellers sold and transferred to Execute Sports, all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR's business of designing, manufacturing and marketing water jet powered Sugar Sands boats, including the SUGAR SAND trade names and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain www.sugarsand.com, trades secrets and copyrights and their goodwill. The purchase price was approximately $5,000,000. Execute Sports did not assume any obligations of IMAR in connection with the acquisition, other than the obligation to procure or maintain permits in connection with the post-closing operation of the Business by the Company. No physical assets were purchased. The following trade names were included in the purchase: Sugar Sand, Sugar Sand Sting, Sugar Sand Tango, Sugar Sand Mirage, Sugar Sand Calais, Sugar Sand Oasis, and Sugar Sand Airwave.

In connection with the transaction, Execute Sports and IMAR entered into an Agreement for Exclusive Right of Supply, pursuant to which IMAR will manufacture and be the exclusive supplier of the Sugar Sand line of jet boats to Execute Sports, for an initial term of 10 years. In addition, Execute Sports entered into an Exclusive Sales and Marketing Agreement with Challenger, pursuant to which Challenger will provide sales and marketing services related to the Sugar Sand boats for an initial term of 10 years.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE C - TRADEMARKS

Pursuant to Statement of Financial Accounting Standards No. 144 (SFAS 144), the Company does not believe any impairment currently exists. However, the Company will evaluate this asset for impairment at December 31, 2007.

NOTE D - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of September 30, 2007, the entire balance of the loans was in default. However, we are in the process of collections and believe a portion will be collected. Therefore, the Company has created a reserve of $250,000 against the loans.

NOTE G - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to prepaid expenses on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. The Company recognized $36,172 and $108,963 during the three and nine months ended September 30, 2007, and $34,631 and $51,699 during the three and nine months ended September 30, 2006, respectively, as other expense related to the amortization of the issuance costs. The deferred financing costs were fully amortized as of September 30, 2007.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

$1.90 million yielding a warrant discount of $475,000. The discount to the debenture is being amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. The Company recognized $84,333 and $270,104 during the three and nine months ended September 30, 2007, and $81,138 and $120,153 during the three and nine months ended September 30, 2006, respectively, in non-cash amortization expense related to the warrant discount. The warrant discount was fully amortized as of September 30, 2007.

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount is being amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. The Company recognized $389,165 and $1,009,990 during the three and nine months ended September 30, 2007, and $160,719 and $227,151 during the three and nine months ended September 30, 2006, respectively, in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount. The beneficial conversion feature was fully amortized as of September 30, 2007.

The Company recognized $54,710 and $159,971 during the three and nine months ended September 30, 2007, and $66,930 and $85,759 during the three and nine months ended September 30, 2006, respectively, in interest expense related to the May 2006 debenture.

The May 2006 debenture balance, including interest and principle as of September 30, 2007 is $1,836,605.

August 23, 2007 Debenture ($5,750,000)

On August 23, 2007, the Company completed a private placement of convertible debentures generating gross proceeds of $5.75 million, and the issuance of warrants to purchase 5,750,000 shares of the Company’s common stock for $.02 per share. Fees totaled $307,500, which were paid in cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)

The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture has a term of five (5) years and matures August 23, 2012. Any remaining principle balance automatically converts to the Company’s common stock.

Prior to maturity, the debentures are convertible into the Company's common stock at the lesser of (i) seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately prior to a Conversion Notice; or (ii) 2/100 U.S. dollars ($.02).

The debentures provide that the Holders may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

The issuance costs related to the convertible debentures of approximately $307,500 in cash were capitalized to prepaid expenses on the balance sheet and are being amortized over the term of the debenture which is calculated based upon the effective interest method. The Company recognized $4,988 during the three and nine months ended September 30, 2007, respectively, as other expense related to the amortization of the issuance costs. The balance of deferred financing costs as of September 30, 2007 was $302,512.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $53,759 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.02, Strike price $.025, volatility 14.28%, risk free rate 4.62%, and zero dividend yield. The discount to the debenture is being amortized over the term of the debenture and is calculated based upon the effective interest method. The Company recognized $892 and $892 during the three and nine months ended September 30, 2007, respectively, in non-cash amortization expense related to the warrant discount.

The Company determined that the debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.020) being less than the closing stock price ($.025) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)

capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,424,185 using the intrinsic value method. The BCF discount is being amortized over the term of the debenture. The Company recognized $20,567 and $20,567 during the three and nine months ended September 30, 2007, respectively, in non-cash amortization expense attributable to the amortization of the BCF discount.

The Company recognized $72,274 during the three and nine months ended September 30, 2007, respectively, in interest expense related to this debenture.

The debenture balance, including interest and principle as of September 30, 2007 is $5,822,275.

As of September 30, 2007, the actual dollar amount due to the Holders of the Company’s May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures was $7,658,880. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of September 30, 2007:
September 30, 2007
Amount borrowed under the convertible debentures	7,650,000
Accrued interest	223,985
Payments applied to principle	(214,183)
Debenture balance	7,659,802

Unamortized beneficial conversion feature	(1,404,540)
Unamortized Warrant discount	(52,867)
Recorded debenture balance	6,202,395

Investment Agreement

In connection with the debenture, the Company entered into a separate Investment Agreement on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess"), which provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies

Dutchess of its intent to sell shares to Dutchess, multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE G - CONVERTIBLE DEBENTURES (Continued)

Investment Agreement (Continued)

Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to Dutchess are expected to be below market price at 93% of the market price, there is no added benefit to the Company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principle, and an increase in common stock and additional paid in capital. During the nine months ended September 30, 2007, the Company placed puts with Dutchess totaling $551,716 resulting in the issuance of 19,569,348 shares of common stock. Of the $551,716, $76,168 was received as cash, $204,225 was applied to promissory notes made to the Company (See Note H, Promissory Notes Payable), $54,250 was recognized as a loss due to the conversion discount and $217,073 was applied to accrued interest and principle on the May 2006 debenture.

During the three and nine months ended September 30, 2007 and 2006, the Company recognized $0 and $54,250 and $0 and $0, respectively as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

NOTE H - NOTES PAYABLE

Notes Payable

Non related party notes payable at September 30, 2007 is as follows:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538
Unsecured demand note payable bearing interest at 4% per year; matures 3/31/09.	$89,221
Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year; currently in default.	$40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year collateralized by 80,000 shares of common stock; currently in default.	$19,300
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Total	$170,159

The interest rate offered on the 2% through 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE H - NOTES PAYABLE (Continued)

Related Party Notes Payable (Continued)

Related party Notes payable at September 30, 2007 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default	$32,065
Total	$32,065

Notes Payable and Related Party Notes Payable

During the three and nine months ended September 30, 2007, the Company recognized $1,083 and $6,934, respectively, of interest expense related to all the notes above. During the three and nine months ended September 30, 2006, the Company recognized $19,414 and $37,054, respectively, of interest expense related to the notes above.

During the three months ended September 30, 2007, the Company repaid $75,000 ($70,606 of principle and $4,394 of interest) on non related party debt by converting into 3,000,000 shares of common stock. The common stock had a fair market value of $69,000 on the date of conversion resulting in a $6,000 gain on conversion of the debt.

During the nine months ended September 30, 2007, the Company repaid $204,751 ($190,606 of principle and $14,145 of interest) on non related party debt by converting into 8,190,040 shares of common stock. The common stock had a fair market value of $171,244 on the date of conversion resulting in a $33,507 gain on conversion of the debt.

Promissory Notes Payable

Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures May 1, 2008.	$60,928
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures September 13, 2008.	$312,000
Total	$372,928

On April 9, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000. The Note bears interest at 12% per annum and matures on April 9, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement (See Note G) between the Company and the Investor given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE H - NOTES PAYABLE (Continued)

Promissory Notes Payable (Continued)

thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full.
As an incentive to enter into this note, the Company issued to Dutchess 600,000 shares of the Company’s restricted common stock.

During the nine months ended September 30, 2007, the Company issued 5,998,489 shares of common stock in repayment of the April 9, 2007 promissory note, which has been repaid in full as of September 30, 2007.

On May 1, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000. The Note bears interest at 12% per annum and matures on May 1, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement (See Note G) between the Company and the Investor given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full.
As an incentive to enter into this note, the Company issued to Dutchess 800,000 shares of the Company’s restricted common stock.

During the nine months ended September 30, 2007, the Company issued 3,983,866 shares of common stock in repayment of $71,072 of the May 1, 2007 promissory note, which has a balance of $60,928 as of September 30, 2007.

On August 13, 2007, the Company issued to Dutchess a promissory note in the face amount of $312,000 for gross proceeds of $260,000. The Note bears interest at 12% per annum and matures on September 13, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of one hundred percent (100%) of each Put (as defined in the Investment Agreement (See Note G) until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE H - NOTES PAYABLE (Continued)

Promissory Notes Payable (Continued)

During the three and nine months ended September 30, 2007, the Company recognized $94,000 and $126,000 of interest expense related to the notes above.

Purchase Order Financing

During the nine months ended September 30, 2007, the Holders of our convertible debentures advanced to the Company $869,425 to be used specifically for production of watersports goods. The advances bear interest of three percent (3%) per month and mature within three months. The advances are secured by the Company’s assets and are convertible into shares of common stock of the Company at the lenders discretion pursuant to the Investment Agreement as described in Note G above. During the nine months ended September 30, 2007, the Company repaid $869,425 of principle and incurred $70,192 of interest expense related to the purchase order financing. No debt was converted into common stock.

NOTE J - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the common stock as of that date. The contract term was 24 months. During the three and nine months ended September 30, 2006, the Company recognized $12,465 and $24,795, respectively, of expense in connection with this contract, which has been fully expensed as of December 31, 2006.

On March 1, 2004, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term is 24 months. The Company recognized $0 and $5,137 during the three and nine months ended September 30, 2007, and $7,877 and $23,373 during the three and nine months ended September 30, 2006, respectively, of expense in connection with this contract, which has been fully expensed as of September 30, 2007.

During the nine months ended September 30, 2007, the Company issued 2,516,968 shares of common stock valued at the closing price of the stock on the date of issuance, or $95,532 to two of its directors as payment in lieu of cash.

During the nine months ended September 30, 2007, the Company issued 2,690,271 shares of common stock valued at the closing price of the stock on the date of issuance, or $91,778 as payment for services rendered in lieu of cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE J - STOCKHOLDERS’ EQUITY (Continued)

During the nine months ended September 30, 2007, the Company issued 1,400,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $28,600 to the Holders of our convertible debentures as an inducement to make short term loans to the Company for the purpose of financing production and working capital.

During the nine months ended September 30, 2007, the Company issued 8,190,040 shares of common stock in exchange for the retirement of $190,606 of principle and $14,145 of accrued interest. The stock was valued at the closing price of the stock on the date of issuance and resulted in an increase to shareholders equity of $171,244 and a gain of $33,507.

During the nine months ended September 30, 2007, the Company issued 19,569,348 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $551,716. Of this amount $76,168 was received in cash, $204,225 was applied to promissory notes made to the Company (See Note H, Promissory Notes Payable), $54,250 was recognized as a loss due to the conversion discount and $217,073 was applied to accrued interest and principle on the May 2006 debenture.

NOTE K - WARRANTS

At September 30, 2007, the Company had 3,440,238 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
A	500,000	$0.350	3/31/08
A	28,571	$0.350	9/30/07
May 2006 Debenture	2,911,667	$0.150	5/15/11
August 2007 Debenture	5,750,000	$0.020	8/23/12
B	5,000,000	$0.001	5/23/012
B	2,000,000	$0.001	5/23/012

Total	16,190,238

During the nine months ended September 30, 2007, the Company issued 12,750,000 warrants, including the August 2007 warrants (See Note G) and “B” class warrants.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE K - WARRANTS (Continued)

In addition, the Company evaluates each derivative issued to determine whether treatment as either equity or a liability is warranted for that derivative pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock of that derivative.

The August 23, 2007 warrant for 5,750,000 shares of common stock was issued in conjunction with the debenture of the same date and is discussed in Note G. The “B” class warrants were recorded to permanent equity and resulted in $134,510 of expense using the Black-Scholes Option Pricing Model with the following assumptions: expected term 5 years, exercise price $0.001, Strike price $.020, volatility 14.23%, risk free rate 4.86%, and zero dividend yield.

NOTE L - STOCK INCENTIVE PLAN

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 31, 2006, the Company terminated Mr. Pacha’s position as Product Manager due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled. As of September 30, 2007, the vested options were canceled due to non exercise within 90 days of separation from the Company.

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 15, 2006, the Company terminated Jeff Baughn’s position as Marketing Director due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled. As of September 30, 2007, the vested options were canceled due to non exercise within 90 days of separation from the Company.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 22, 2006, the Company and Todd Pitcher mutually agreed to terminate Mr. Pitcher as President in order to improve operational cash flow. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLAN (Continued)

canceled. As of September 30, 2007, the vested options were canceled due to non exercise within 90 days of separation from the Company.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2007:

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

During the nine months ended September 30, 2007, no compensation expense related to options was recognized. To date, the Company has recognized compensation expense of $85,313.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2006, Mr. Apicella was owed $54,700 for advances made to the Company. During the three months ended March 31, 2007, the Company incurred $11,800 of expenses paid on its behalf by Geno Apicella, CEO. In addition, during the three months ended March 31, 2007, the Company repaid $62,300 to Mr. Apicella leaving a balance due to Mr. Apicella of $4,223 as of March 31, 2007. During the three months ended June 30, 2007, the Company repaid an additional $1,200 bringing the balance due Mr. Apicella’s to $3,023 which was repaid in full during the three months ended September 31, 2007..

NOTE P - DISPOSITION OF ACADEMY LINE

On February 5, 2007 the Company filed a current report on Form 8-k with the United States Securities and Exchange Commission relating to the January 31, 2007, Trademark Transfer and Assignment Agreement (the “Agreement”) with Duane Pacha (“Duane”) and Jeff Baughn (“Jeff”, with Duane, the “Buyers”) pursuant to which the Company transferred all right, title, interest and good will in the ACADEMY SNOWBOARD CO. and ACADEMY trademarks, and the associated ACADEMY logo and their goodwill, and all associated domain names, in particular the domain www.academysnowboards.com, trades secrets and copyrights and their goodwill (collectively, the “Brand”). Moreover, as per the Agreement, there was no cash component relating to the transfer and assignment of the Brand and the Company shall assign to Buyers certain of the Company’s accounts payable and accounts receivable relating to the Brand. Specifically, the accounts receivable in the amount of $107,761.52 were transferred to the

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
NOTE P - DISPOSITION OF ACADEMY LINE (Continued)

Buyers resulting in a decrease to accounts receivable. Accounts payable in the amount of $345,321.50 were transferred to the Buyers resulting in a decrease to accounts payable.

NOTE Q - SUBSEQUENT EVENTS

From October 1, 2007 through November 1, 2007, the Company issued 4,258,964 shares of common stock to Dutchess in exchange for the reduction of $57,862 of short term loans.

From October 1, 2007 through November 12, 2007, the Company issued 475,000 and 750,000 shares of common stock to two officers and two directors, respectively, with a combined value of $24,500 based on the closing stock price on the date of issuance.

From October 1, 2007 through November 12, 2007, the Company issued 12,000 shares in lieu of payment to an outside consultant for services valued at $240 based on the closing stock price on the date of issuance.

From October 1, 2007 through November 12, 2007, the Company issued 743,512 shares in exchange for debt valued at $14,870 based on the closing stock price on the date of issuance.

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Sales for the three months ended September 30, 2007 and 2006 were $86,910 and $531,932, respectively, representing a $445,022, or 84% decrease. The three month year-over-year decrease is due primarily to the inclusion of revenue from the Academy, Eagle Rider and Kampus lines in the prior year compared to no such revenue in the current year.

Net Sales for the nine months ended September 30, 2007 and 2006 were $1,438,429 and $1,634,456, respectively, representing a $196,027, or 12% decrease. The nine month year-over-year decrease is primarily due to the inclusion of revenue from the Academy, Eagle Rider and Kampus lines in the prior year compared to no such revenue in the current year. However, the watersports line gross revenue for the nine months ended September 30, 2007 was $1,435,391 compared to $921,589 in 2006 representing a 56% increase and a result of the hiring of Celeste Berouty, our new President, and the increased confidence currently being exhibited by our existing customer base.

Gross margin for the three months ended September 30, 2007 and 2006 was $17,709, or 20% and $263,557, or 50%, respectively. The decrease in gross margin over the previous year was primarily due to the company ceasing sales of snowboard products and its licensed apparel program.

Gross margin for the nine months ended September 30, 2007 and 2006 was $651,241, or 45% and $534,047, or 33%, respectively. The $117,194 increase in gross margin over the previous year was due to more favorable materials prices for manufactured products, lower shipping rates and reduced overhead.

Selling, General and Administrative expenses for the three months ended September 30, 2007 and 2006 was $398,857 and $683,185, respectively, representing a $284,328 or 42% decrease. Selling, General and Administrative expenses for the nine months ended September 30, 2007 and 2006 was $1,132,014 and $2,651,553, respectively, representing a $1,519,539 or 57% decrease. The three and nine month year-over-year decrease was the result of no acquisition costs, significantly less stock based compensation expense, lower selling and advertising costs and lower personnel and professional service costs compared to the same periods in the prior year.

Net loss from for the three months ended September 30, 2007 and 2006 was $1,061,736 and $1,065,502, respectively. Net loss for the nine months ended September 30, 2007 and 2006 was $2,054,264 and $2,927,446, respectively. The net loss from continuing operations decreased for the three and nine month periods by $3,766, and $873,182 or 30%, respectively. The improvement in net loss is due primarily to decreased operating costs described above offset by higher financing related costs such as interest expense and amortization of the beneficial conversion feature on our debentures.

Financial Condition

From inception to September 30, 2007, we incurred an accumulated deficit of $12,209,263, and we expect to incur additional losses through the fiscal year ending December 31, 2007 and for the foreseeable future. This loss has been incurred through a combination of selling and operating expenses related to expensing of stock, as well as in support of our plans to expand sales and distribution channels, as well as to develop new products.

We have financed our operations since inception primarily through debt and equity financing. During the nine months ended September 30, 2007, we had a net increase in cash of $558,343 primarily due to receipt of funds from our August 23, 2007 debenture. Total cash resources as of September 30, 2007 was $632,729, compared with $74,386 at December 31, 2006.

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

On June 15, 2006, pursuant to the filing of another effective SB-2 registration statement, we finalized a private placement and received $1,900,000 of convertible debentures with a $10,000,000 equity line of credit whereby the company places stock puts with the creditor in exchange for cash or repayment of debt.

On August 23, 2007, we finalized a private placement and received $5,750,000 of convertible debentures of which $5,000,000 was used to purchase Sugar Sand.

During the nine months ended September 30, 2007, the Company recognized $551,716 from the stock puts (See Footnote J to the financial statements).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine months ended September 30, 2007.

Item 3. Defaults Upon Senior Notes.

Due to our inability to pay, the Company is currently in default on the following Notes:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538
Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 10% per year; currently in default.	$40,375
Secured demand note payable to Christian Beckas, bearing interest at 12% per year collateralized by 80,000 shares of common stock; currently in default.	$19,300
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Secured demand related party note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default	$32,065
Total	$113,003

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference to
10.1	Addendum to Payment in Kind Promissory Note entered into between Execute Sports, Inc. and John Helms, dated July 31, 2007.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed August 1, 2007
10.2	Promissory Note issued by Execute Sports, Inc. to Dutchess Private Equities Find, Ltd., dated August 13, 2007.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed August 17, 2007
10.3	Asset Purchase Agreement dated August 29, 2007 by and between Execute Sports, Inc. and Challenger Powerboats, Inc. and IMAR Group, Inc.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.4	Debenture, issued by Execute Sports, Inc. to Dutchess Private Equities Fund, Ltd., dated August 23, 2007	Exhibit 10.2 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.5	Subscription Agreement, dated August 23, 2007 by and between Execute Sports, Inc. and Dutchess Private Equities Fund, Ltd.	Exhibit 10.3 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.6	Warrant, issued by Execute Sports, Inc. to Dutchess Private Equities Fund, Ltd., dated August 23, 2007	Exhibit 10.4 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Geno M. Apicella	Chief Executive Officer
Name: Geno M. Apicella	and Principle Accounting Officer	November 14, 2007

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated By Reference to
10.1	Addendum to Payment in Kind Promissory Note entered into between Execute Sports, Inc. and John Helms, dated July 31, 2007.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed August 1, 2007
10.2	Promissory Note issued by Execute Sports, Inc. to Dutchess Private Equities Find, Ltd., dated August 13, 2007.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed August 17, 2007
10.3	Asset Purchase Agreement dated August 29, 2007 by and between Execute Sports, Inc. and Challenger Powerboats, Inc. and IMAR Group, Inc.	Exhibit 10.1 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.4	Debenture, issued by Execute Sports, Inc. to Dutchess Private Equities Fund, Ltd., dated August 23, 2007	Exhibit 10.2 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.5	Subscription Agreement, dated August 23, 2007 by and between Execute Sports, Inc. and Dutchess Private Equities Fund, Ltd.	Exhibit 10.3 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
10.6	Warrant, issued by Execute Sports, Inc. to Dutchess Private Equities Fund, Ltd., dated August 23, 2007	Exhibit 10.4 to Execute Sports, Inc.’s Form 8-K filed September 12, 2007
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith