Form 10KSB
period 2007-12-31
EXECUTE SPORTS INC
filed 2008-03-31
CIK 1330292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-125868

EXECUTE SPORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0038070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

21143 Hawthorne BL #425
Torrance, CA 90503
 (Address, Including Zip Code, Including Area Code, Of Registrant’s mailing address)

Registrant’s telephone number, including area code:
(310) 515-8902

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2007 were $1,832,011.

The aggregate market value of the Registrant’s common stock held by non-affiliates (77,980,744) of the Registrant on March 7, 2008 (based on the closing sale price of US $0.012 per share of the Registrant’s common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $935,769. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding on March 7, 2008 was 90,446,790.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I

Forward Looking Statement

Statements in this Annual Report on Form 10-KSB (including the exhibit) that are not purely historical facts, including statements regarding Execute Sports, Inc.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render Execute Sports, Inc.’s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions which could cause Execute Sports, Inc.'s actual results to differ from management's current expectations are contained in Execute Sports, Inc.'s filings with the Securities and Exchange Commission. Execute Sports, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

ITEM 1. BUSINESS

SUMMARY OF CORPORATE HISTORY

Execute Sports, Inc. (the “Company,” “we” or “us”) was founded in 2002 as Padova International USA, Inc. to produce graphics kits and ancillary soft goods for the motocross, enduro and ATV markets.

In 2003, the Company launched its water sports division under the “Execute” brand to provide wetsuits, vests, rash guards and ancillary products to the wake board and ski markets.

Over the past few years, we have established distribution for our products throughout North America, Europe, Australia, South Africa and into Asia with customers including GI Joe’s, Big 5, Boater’s World, Bass Pro and Overton’s.

In 2006, we expanded our commitment to the action sports industry by acquiring Pacific Sports Group, Inc., (“PSG”) which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. During 2006, the Company found the return on investment of the previous PSG brands was insufficient to justify spending additional resources on these brands moving into 2007. Thus, in January, 2007, the Company entered into a trademark transfer and assignment agreement whereby all right, title, interest and goodwill in the Academy brand were transferred to the two former owners of PSG. In connection with the transfer, all of the Company’s accounts payable and accounts receivable relating to this trademark were assigned as well.

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com from Challenger Powerboats, Inc.

The Company was headquartered in Laguna Niguel, California (with previous offices in San Clemente and Oceanside, California) but moved to Torrance, CA in April 2007. The Company now maintains a distribution warehouse in Gardena, California with additional offices in Redondo Beach and Burbank CA.

During 2007, we had two lines of business including water sports and personal watercraft.

DESCRIPTION OF BUSINESS

On January 31, 2007 we fully divested our snow sports products including snowboards and related accessories and apparel marketed under the “Academy” brand.

Our water sports products include US Coast Guard Approved Vests, wetsuits, rash guards, spray tops, dry tops wakeskates and an assortment of accessories. Our products are marketed under the “Execute” brand name as well as various other OEM brand names.

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

Effective August 29, 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sand boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com from IMAR Group, Inc. (“IMAR”), a wholly owned subsidiary of Challenger Powerboats, Inc. (“Challenger”). In connection with this transaction, we paid approximately $5 million in cash provided through a convertible debenture. Also, in connection with the transaction, the Company and IMAR entered into an Agreement for Exclusive Right of Supply, pursuant to which IMAR will manufacture and be the exclusive supplier of the Sugar Sand line of jet boats to the Company for an initial term of ten years. In addition, the Company entered into an Exclusive Sales and Marketing Agreement with Challenger pursuant to which Challenger will provide sales and marketing services related to the Sugar Sand boats for the Company for an initial term of ten years. We target the recreational boating market with our Sugar Sand line of products.

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company’s aggressive marketing strategy which consists of aligning its brand with leading wakeboard and wake skate athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

We are a publicly traded company and our Common Stock trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol “EXCS.”

The address of our principal executive office is 21143 Hawthorne BL #425, Torrance, CA 90503. Our telephone number is (310) 515-8902. Our website address is www.Executesports.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

WATERSPORTS BUSINESS

We are a designer, manufacturer and distributor of high performance watersports products. These products include wetsuits, life vests, rash guards, wakeskates, spray tops, dry tops and an assortment of accessories.

Execute Sports produces a line of US Coast Guard approved vests, wetsuits and rash guards that are designed specifically for action water sports. We attempt to introduce leading technologies into our designs which include glide skin and segmented panels that provide for heightened water resistance and a more comfortable, flexible fit. In addition, our designs for 2007 feature women-specific and children-specific branding.

The entire line of “Execute” branded products is available at leading sporting goods stores, including BIG 5, Joe’s Outdoors and Bass Pro as well as online at The Sports Authority, Sport Chalet and Dick’s Sporting Goods, marine dealers and independently owned pro shops. Our line is also available on line at leading sporting goods outlets. Our primary focus has been to establish the “Execute” branded line in the wakeboard, wake skate, water ski and PWC markets. We have made an effort to market our products to the mass market and not limit ourselves to smaller shops which are traditionally owned by the surf brands.

The Company is also a leading designer and manufacturer of private label products such as wetsuits and life vests.

Business Model

We currently market our products under the name of “Execute” and “Rapids.” The Execute brand is specific to the wake and ski market and the Rapids brand is specific to paddle sports.

The Company’s products are currently sold through an extensive network of independent dealers located throughout the United States, and through distributors representing dealers in Asia, Europe and other international markets. To promote new dealerships and to service its existing dealer network, the Company also contracts on an independent basis with sales representatives throughout the United States to represent the Company and its products.

Through its direct efforts, as well as through independent sales representatives, the Company has established distribution to more than 200 retail stores in the United States, including Big 5, Joe’s Outdoor, Boater’s World, Marine Max, Bass Pro and a slew of major on-line retailers including Amazon.com, The Sports Authority.com and Dicks Sporting Goods.com. Worldwide, the Company relies on strategic distribution partnerships to establish retail channels. Management believes the Company’s relationship with its distributors to be a major strength.

The Company utilizes exclusive distributors outside the United States to take advantage of their knowledge and experience in their respective markets and to increase market penetration of the Company’s products. Each distributor is subject to a distribution agreement that stipulates an exclusive territory for a term ranging from one to three years with specified minimum sales and service requirements for their territory.

Competition

Competition in the watersports business is generally highly competitive, with competition centering on product innovation, performance, styling, price, and marketing and delivery. Competition consists of a relatively small number of large producers, some of whom have greater financial and other resources than the Company. While we believe our increasingly well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction and growth of its watersports goods, there are no significant technological or capital barriers to entry into the markets. Markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

SUGAR SAND BUSINESS

Sugar Sand boats have been in production for more than a decade. The legacy that began in 1993 as a builder of small Mercury Sport Jet-powered boats has quickly grown and expanded. Since that time, engine sizes and options have grown dramatically. Mercury’s Sport jet has become the market standard, and many competitors have come and gone. Sugar Sand has remained the market leader in performance and style. Built to a higher standard, Sugar Sand boats range in length from 16 to 23 feet and are crafted under high quality standards.

Sugar Sand uses hand-laid fiberglass cloth to manufacture our hulls. While this is a more expensive and time-consuming process, it allows for increased strength and performance, not to mention a quieter ride. It is a reflection of how seriously we take the responsibility of giving you a “best in class” boat. We aim to design our hulls to out-perform any other boat in our class. Mixing function and form, and blending it with an exceptional array of colors, we hope to give our customers a Craft to be proud of.

Business Model

Through our Exclusive Sales and Marketing Agreement with Challenger Powerboats, Inc., the Company markets Sugar Sand through a dealer network comprised of more than one hundred dealers, with a footprint throughout the United States, Canada, Mexico, Europe, Australia, the Middle East and Japan.

The sales force is composed of independent and factory sales agents who concentrate on top retailers across all markets, with the United States representing the primary market. We also enjoy an expanding international presence through various distributors and dealers in many markets outside North America.

Marketing efforts are directed toward the expansion of the brand franchise primarily through boat shows, performance trials, editorial content, professional imaging, top notch collateral materials and website development. Retail and wholesale sales leads are also farmed through the marketing process. Our marketing objectives are focused on positioning the Company as a market leader with brand momentum and energy.

We believe our retail buyers tend to be high net worth families who enjoy the outdoors and boating and have a propensity to spend discretionary dollars on large ticket items. We target retail accounts that have demonstrated their ability to close sales, have service departments, can perform on-water demonstrations and are promotionally minded. Our product offering and sales programs are designed to meet the broader needs of boating enthusiasts in their respective segments while also uniquely satisfying colloquial requirements.

Competition

We are subject to strong competition from a variety of companies that could impact our ability to win business and which can increase the price pressure on our products. Most of our competitors have considerably greater financial, marketing and technological resources than we do, and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

We believe that we can differentiate our products by offering better value in the manufacturing process, distribution, and customer service through a partnership with our dealers. Our manufacturing, distribution, and customer service networks are based on Lean/Six Sigma, which is a system for developing metrics for measuring defects and improving quality as well as implementing methodologies to reduce defect levels. We devote many hours to value streaming each process and transaction to assure ourselves and our Dealer Partners that we are adding value to the products and services we provide.

We believe that recreational boat manufactures and the marine industry in general buy all of their raw materials, hardware, and soft goods from a defined list of vendors. Most products have between 3 and 5 primary vending companies that supply the industry. We believe quality and value are not set by the raw materials because they are all shared. Quality and value are established by the combination of those materials into a product that is price sensitive and functional. We utilize computer aided design (CAD) technologies in the development of schedules that utilize the common materials to produce a boat that is cost effective to build. We provide value through the application of Lean/Six Sigma and CAD/CAM methodologies to produce the Sugar Sand Jet Boats that we believe have extraordinary value at the dealer and retail market place.

We believe our products offer the following advantages over competitive products:

•	Durability: Our hulls are constructed using hand laid “S” glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

•	High Performance and Stability: The Challenger performance series utilizes a “V” shape hull design that creates a much more stable boat at high speeds, as well as improved performance in the water.

•	Best Cost: The prices for our commercial boats are competitive with the prices offered by our competitors.

•
Consumer Features: All of our products feature components from recognized and trusted vendors. Such selections inspire consumer confidence and hint at lower warranty costs and extended product lifespans. Further, efforts to continually improve workmanship, attention to detail and cosmetics are ever present.

Employees

As of March 7, 2008, we had a total of 2 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described herein. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this 10-KSB are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See “Forward-Looking Statements.”

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to increase sales. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding the Company does obtain will be sufficient to meet the Company’s needs in the long term. Through December 31, 2007, a significant portion of our financing has been through debt financing and private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

In the audit of our financial statements, our auditors, Bedinger & Company, have questioned our ability to continue as a going concern. This is based on our history of reported losses. We had a net loss of $2,671,410 for the fiscal year ended December 31, 2007 and a net loss of $5,608,910 for the fiscal year ended December 31, 2006.

The majority of net loss for the year ended December 31, 2007 was incurred due to debenture related amortization expenses of $1,469,015, interest expense of $685,621, salaries and related payroll taxes and expenses of $344,447, and professional fees of $689,231.

We expect to decrease our operating expenses by refocusing on our core businesses and trimming our non core business related expenses. However, we cannot provide assurance that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

Our business is subject to “seasonal” or “cyclical” factors.

Watersports

There is a cyclical component of our waters sports businesses wherein we receive a relatively larger portion of revenue because our water sports customers submit the majority of their purchase orders for product in the months of September through November for the coming sales year and are shipped in January through May. Currently, the majority of our water sports business is driven by the wakeboarding/waterski industry, which historically is the most active in the spring and summer months. We anticipate this cyclical aspect of our water sports business to continue for the foreseeable future but can make no assurances that will be the case.

Our industry is highly competitive and we may not be able to compete effectively, which could reduce demand for our services.

The markets in which we operate are intensely competitive. Our primary competitors for wetsuits include Jet Pilot, Body Glove, O’Neill, Rip Curl and Quiksilver. Our primary competitors for Sugar Sand boats include Yamaha Marine Group, building approximately 6,000 units per year and Sea Doo, a Bombardier Company building approximately 6,000 units per year. The market for the Company’s products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the watersports business whereas the barriers into the power boat business are somewhat higher. Many of the Company’s competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

Our success is tied to dependence on key personnel.

The Company’s success depends to a significant extent upon efforts and abilities of its key personnel, including our CEO and our President, as well as other key creative and strategic marketing personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon the Company’s business, operating results and financial condition. If the Company is not able to efficiently replace its key personnel with qualified individuals, its business and operational activities could suffer. In turn, if the Company’s operational activities decline, its financial performance and overall financial condition will also suffer. This would have an adverse affect on our share price. No assurances can be given that a replacement for any of our key personnel could be located if their services were no longer available. At present, we do not have key man insurance.

Our success is also tied to the performance of Challenger Powerboats, Inc. to effectively execute under the agreement for exclusive right of supply and exclusive sales and marketing agreement.

The Company has placed a high degree of reliance on the ability of Challenger Powerboats, Inc. to perform under our Agreement for Exclusive Right of Supply and Exclusive Sales and Marketing Agreement. The Company can provide no assurances that Challenger will effectively meet their obligations under the respective agreements. If Challenger falls short of annual sales goals or has significant quality issues, the Company would incur significant losses which would have a material adverse effect on our financial position.

We are a high risk early stage company.

The Company is a high-risk early stage company with limited operating history in a competitive industry. In addition, the Company’s limited operating history provides a limited basis on which to base an evaluation of its business and prospects. In addition, the Company’s revenue model relies substantially on the assumption that the Company will be able to successfully expand its sales and distribution channels in key markets. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful in our markets, the Company must, among other things:

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

The Company plans to seek additional financing which may include the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company’s Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Such inability could have a material adverse effect on the Company’s business, and ability finance its operations. If the Company cannot finance its operations, the affect on our stock price will be adverse.

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

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

•	the Company’s ability to establish and strengthen brand awareness;

•	the Company’s success, and the success of its strategic partners, in promoting the Company’s products;

•	the overall market demand for water sports and Sugar Sand products of the type offered by the Company and in general;

•	pricing changes for our products as a result of competition or otherwise;

•	the amount and timing of the costs relating to the Company’s marketing efforts or other initiatives;

•	the timing of contracts with strategic partners and other parties;

•	fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;

•	the Company’s ability to compete in a highly competitive market, and the introduction of new products by the Company; and

•	economic conditions specific to the water sports and power boat industries and general economic conditions.

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

Our watersports business relies heavily on four major customers for revenue.

Historically, four primary customers have accounted for more than 90% of our business. The three primary customers account for more than 72% of our water sports revenue during the year ended December 31, 2007. If any of these customers decides to exit the water sports market, or to select one of our competitor’s products over our own, our business would be materially adversely impacted. Other larger, better capitalized competitors could offer these customers preferable price points or other incentives that we might not be able to compete with. If we were to lose any one of these customers our business and financial condition would likely be negatively impacted. In turn our financial results would decline and our share price would also likely decline.

We rely on two major manufacturers of our wetsuit and vest products.

Sheico, Hydrodynamic, and Spoturn manufacture 100% of our products. All manufacturing is based in mainland China and Thailand. If these facilities were inaccessible to us for political reasons or in the event of a natural disaster, our business would be materially adversely affected. We might not be able to transition our manufacturing business to another manufacturer in a timely manner and the costs of changing facilities as well as the costs of manufacturing elsewhere could be prohibitively high. In addition, each of these manufacturers are “contract” manufacturers and consequently are not solely obligated to service our account. In which case, other larger customers might demand more of these manufacturers’ resources, which in turn, could cause delays in their ability to provide us with timely delivery of product. If, for any of the reasons stated above, we are not able to timely respond to purchase orders through our existing contract manufacturing partners, we would likely see a negative impact in our business and operations. In turn, this would have a material adverse impact on our financial results and our share price would likely decline.

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

In addition to organic growth to expand our operations and market presence, we intend to pursue a growth strategy driven by acquisitions and business combinations of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any acquisition may have a material adverse effect on our business if it any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results, which in turn, would negatively impact the Company’s financial condition. In turn, the price of our common stock would be negatively affected.

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

Our common stock is traded in the Over-the-Counter Bulletin Board market. This may cause delays in the timing of transactions, reductions in the number and quality of securities analysts’ reporting on us, and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 31, 2007, a total of 38,455,460 shares of our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of six months may thereafter sell. Further, affiliates of the Company may sell after a one-year holding period, in brokerage transactions, an amount of shares not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our common stock is subject to “penny stock” rules.

Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains a distribution warehouse in Gardena, California with sales offices in Redondo Beach, Burbank and Torrance, CA. The Company does not currently lease office space.

ITEM 3. LEGAL PROCEEDINGS

A former investor, Todd Hahn (“Hahn”), has threatened a suit against the Company. There have been no communications between the parties since early 2007 and no suit has been filed. We are presently unsure whether an action is likely to proceed. Based upon investigation by counsel with management and a review of the pertinent documents, the action appears to lack merit, thus management intends to vigorously oppose any claim. There is little likelihood of success on the threatened claim, and even if successful, such success would have no material affect on the operations of the business.

The Company brought a claim against Duane Pacha and Jeff Baughn (“Pacha and Baughn”) relating to losses suffered by the Company for fraud and breach of contract in the purchase of Pacific Sports. The suit was filed in the Superior Court of California, County of San Diego (Case No. 37-2007-0065224-CU-BC-CTL) on April 19, 2008 and claims $1,200,000. A claim for breach of an employment agreement has been asserted by each of Messrs. Pacha and Baughn in the aggregate amount of approximately $200,000. The Company’s suit against Messrs. Pacha and Baughn was filed and then stayed pending arbitration of the employment disputes. Presently, we are waiting for Messrs. Pacha and Baughn to proceed before the AAA with their claims. Management intends to aggressively pursue its cross-claim against Messrs. Pacha and Baughn and vigorously oppose the claims by them. The likelihood of an unfavorable outcome is low since the claims against Messrs Pacha and Baughn are likely to offset any success they may obtain on their claims.

A former employee, Craig Hudson (“Hudson”), is attempting to collect on a former note with an alleged past due amount of approximately $32,000. The Hudson matter is set for mediation and then trial in the beginning of April, 2008 in Superior Court of California, County of Los Angeles (Case No. BC371103); this suit was filed on May 15, 2007. Management is attempting to seek a settlement of the matter but we expect there will be a recovery against the Company, but for an amount less than the amount sought and such amount would not have a material affect on the operations of the business.

The Company received a claim for alleged unpaid services by Coburn Mikacich (“Mikacich”) in the amount of $21,600. The Mikacich matter, filed in the Superior Court of California, County of Sacramento (Case No. 07AS02941) on June 27, 2007 is in the process of being transferred from Sacramento County to Los Angeles County, California. No answer has been filed by us yet in the case. Management intends to vigorously oppose his claims and believes that there is little likelihood of success, and even if successful, such success would have no material affect on the operations of the business.

Our former Chief Financial Officer, Sheryl Gardner (“Gardner”), has filed a claim against the Company in the Superior Court of California, County of Los Angeles (Case No. BC382104) on December 12, 2007, alleging certain amounts owned on a note, fraud in inducement to sign a subsequent note and for unpaid vacation time. Ms. Gardner is seeking $323,231.02 in damages. A demurrer to the complaint has been filed to be heard in April, 2008. Discovery is likely to begin thereafter. Management intends to vigorously oppose her claims and potentially file a cross-claim for monies due. The likelihood of an unfavorable outcome is low since the claims against Ms. Gardner are likely to offset any success which may be obtained.

Ta Hwa Manufacturer (“Ta Hwa”), by a previous Chinese manufacturer of the Company’s products, brought suit against the Company in the Superior Court of California, County of Los Angeles (Case No. YC055925) on September 17, 2007 alleging unpaid invoices in the amount of approximately $250,000. Discovery is almost complete and a settlement conference is set for mid-April, 2008. Management intends to vigorously oppose its claims, and potentially file a cross-claim for monies due against Ta Hwa and related parties. There is little likelihood of success on the threatened claim.

A former officer of the Company, Scott Swendener (“Swendener”), has brought a claim for indemnification for credit card charges and breach of contract. The suit was filed in the Superior Court of California, County of Orange (Case No. 07SL03977) on August 30, 2007 and Swendender is seeking $24,000.00 damages. The case is in the process of discovery. Management intends to vigorously oppose his claims. However, even if successful, such success would have no material affect on the operations of the business.

The Company has filed suit against 449 Corporation, WDHQ, Inc., Donald Swedo and Charlene Swedo for unpaid notes (“449”) in the amount of approximately $500,000. The suit was filed in the Superior Court of California, County of San Diego (Case No. 37-2007-00069024-CU-BC-CTL) on December 6, 2006. The 449 matter is set for a hearing in May 2008 upon our demurrer and discovery will be proceeding shortly. Management intends to aggressively pursue its claims. An unfavorable outcome would have no material affect on the operations of the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was first cleared for trading on the NASD OTC bulletin board on February 17, 2006 under the ticker symbol “EXCS” and has been trading since that time. The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	HIGH	LOW
Fiscal 2007:
1st Quarter	$0.09	$0.02
2nd Quarter	0.04	0.02
3rd Quarter	0.03	0.02
4th Quarter	0.02	0.01
Fiscal 2006:
1st Quarter	$0.53	$0.38
2nd Quarter	0.50	0.24
3rd Quarter	0.26	0.09
4th Quarter	0.10	0.02

Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Holders

As of December 31, 2007, there were 87,456,541 shares of common stock outstanding and approximately eighty one (81) record holders of common equity. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not declared any dividends on our common stock and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is First American Stock Transfer. Its address is 706 East Bell Road, Suite 202, Phoenix, AZ, 85022 and its telephone number at that location is 602-485-1346.

Equity Compensation Plans

Effective January 1, 2006, the Board of Directors of the Company adopted the 2006 Execute Sports, Inc. Non-Employee Directors’ Stock Incentive Plan (the “Plan”). The Plan generally provides for the grant of either nonqualified options, restricted stock and/or deferred stock to directors at not less than the fair market value of our common stock as of the grant date. No nonqualified option, restricted stock and/or deferred stock shall be granted pursuant to the Plan ten years after the Effective Date. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the Plan is 1,500,000. As of December 31, 2007, no options or deferred stock was issued and outstanding.

Issuance of Restricted Stock

During the year ended December 31, 2007, the Company issued an aggregate of 3,632,085 shares of restricted stock to members of the Board of Directors and the Company’s CEO.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our representatives and we may from time to time make written or oral statements that are “forward-looking,” including statements contained in this 10-KSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-KSB.

Overview

Moving into 2007 we decided to concentrate corporate resources on our water sports business where the Company has a proven track record.

Our water sports products include wetsuits, vests, rash guards, spray tops, dry tops, wakeskates and an assortment of accessories. Our goods are marketed under the “Execute” and “Rapid” brands, as well as through private label relationships.

The Company markets its Execute branded product line through a network of independent dealers located throughout the United States and through a multitude of distributors throughout the world. The Company also has a major presence with many different on-line retailers. The “Execute” brand has existed since 2002 and is vastly becoming one of the most respected names in the water sports market - especially amongst wakeboard and Wakeskate consumers.

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

Also in August of 2007, the Company further expanded its product mix by purchasing Sugar Sand boats for $5 million in cash provided through a convertible debenture. In connection with the acquisition, the Company entered into a 10 year Agreement for Exclusive Right of Supply and Exclusive Sales and Marketing Agreement with Challenger Powerboats, Inc.

Sugar Sand boats have been in production for more than a decade. Built to a higher standard, Sugar Sand boats range in length from 16 to 23 feet and are crafted by folks who embrace quality standards, and embody a robust Midwestern work ethic.

Through our Exclusive Sales and Marketing Agreement with Challenger Powerboats, Inc., the Company markets Sugar Sand boats through a dealer network comprised of more than one hundred dealers, with a footprint throughout the United States, Canada, Mexico, Europe, Australia, the Middle East and Japan.

During the year ended December 31, 2006, 1) we received proceeds of $70,000 through the sale of 200,000 shares of common stock at $0.35 that were included in our SB-2 registration statement which was declared effective by the Securities and Exchange Commission on October 12, 2005; 2) we received $565,000 for secured promissory notes; 3) we received $100,000 through the sale of warrants to purchase 400,000 shares of restricted common stock to a strategic investor and business partner to the Company; 4) we received $1,900,000 upon the issuance of a convertible debenture; and 5) we exchanged 20,177,369 registered and unregistered shares of common stock for our acquisition of Pacific Sports Group, services, product, interest expense and debt repayments totaling $1,771,029.

During the year ended December 31, 2007, 1) we received proceeds of $76,168 through the sale of 1,912,205 shares of common stock at prices ranging from $.036 to $.056 pursuant to the Investment Agreement with Dutchess Private Equities Fund, L.P.; 2) we received $1,309,500 for secured promissory notes; 3) we received $5,750,000 upon the issuance of a convertible debenture; and 4) we exchanged 46,760,466 registered and unregistered shares of common stock for services and debenture and promissory note principle and interest totaling $1,034,143.

We need additional capital to fund our operations through December 31, 2008, at which time we may seek to raise additional financing. We are required, under the terms of the promissory notes and convertible debentures to pay annual interest of 4% to 12%. Certain promissory notes and both convertible debentures are secured by shares of our common stock as determined by formulas specific to each debenture and promissory note.

 Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business.

Inventories

Inventories are valued at the lower of cost or market and primarily consist of wetsuits, sticker kits and related accessories. Cost is determined using the average cost method. The inventory balance reflects management’s estimate of net realizable value. Management performs periodic assessments based on our understanding of market conditions and forecasts of future product demand to determine the existence of obsolete, slow moving and non-salable inventories, and records the necessary adjustment at the time of assessment directly to the statement of operations to reduce such inventories to their net realizable value. If the actual amount of obsolete inventory significantly exceeds the inventory balance, the Company’s costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

Revenue recognition

The Company recognizes revenue when the product is shipped. At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured. Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms. Additionally, an estimate of product returns are recorded when revenue is recognized. Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  If actual sales returns significantly exceed the recorded estimated expense, the Company’s sales would be adversely affected.

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to EITF 99-19, The Company recognizes revenue from the sale of Sugar sand boats on a gross basis.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer’s financial condition and current economic conditions. If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company’s operating results would be significantly adversely affected. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral.

Product Warranty

The Company’s Watersports products carry a ninety-day warranty. Warranty costs are charged against sales in the period products are sold as a reduction in the selling price. Historically, warranty costs have been less than 1% of sales. In estimating its warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product. If the actual amount of warranty claims significantly exceeds the estimated expense, the Company’s costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to this transaction, the S Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years.

Results of Operations

Twelve Months Ended December 31, 2007 And 2006

Revenue

Net Sales for the year ended December 31, 2007 and 2006 were $1,832,011 and $2,018,468, respectively, representing a $186,457, or 9% decrease. The year-over-year decrease is due primarily to the inclusion of approximately $905,849 of revenue from the Academy, Eagle Rider and Kampus lines in the prior year compared to no such revenue in the current year offset by an increase of approximately $377,853 in our watersports sales and the inclusion of $364,972 of revenue related to Sugar Sand boats in 2007.

Gross Margin

Gross margin for the year ended December 31, 2007 and 2006 was $700,372, or 38% of revenue and $195,965, or 10% of revenue, respectively. The increase in gross margin over the previous year was primarily due to the company ceasing sales of snowboard products and its licensed apparel program whose gross margins were low due to unforeseen problems with the manufacturing of related goods whereas in 2007, the Company refocused primarily on the higher margin watersports business.

Operating Expenses

Selling, General and Administrative expenses for the year ended December 31, 2007 and 2006 was $1,445,120 and $3,322,109, respectively, representing a $1,876,989 or 57% decrease. The year-over-year decrease was the result of significantly less expense across the board, including approximate decreases of $350,000 for selling and advertising, $570,000 for personnel costs, $302,000 of bad debt write-offs, $895,000 of cash and stock based professional fees offset by approximate increases of $78,000 in depreciation and amortization, $30,000 in factoring fees and $42,000 in postage and shipping.

Other Income and Expenses

Other expense for the year ended December 31, 2007 and 2006 was $2,154,500 and $2,482,766, respectively, representing a $328,266 or 13% decrease in expense. Interest expense increased $489,199 from $196,422 during 2006 to $685,621 during 2007. Debenture related costs, including amortization of the beneficial conversion feature, warrant discount and financing costs increased $740,625 from $728,390 during 2006 to $1,469,015 during 2007. Impairment of goodwill was $1,288,577 in 2006 compared to no such expense in 2007. Except for interest expense, the Company expects other expense will decrease in the future as the amount of amortization related to our convertible debentures decreases.

Net Loss

Net loss for the year ended December 31, 2007 and 2006 was $2,671,410 and $5,608,910, respectively, representing an decrease in net loss of $2,937,500, or 52%. The year-over-year net loss decreased primarily due to no current year impairment of goodwill, significantly lower operating expenses, a gain in 2007 on the disposal of our Academy line of business offset by higher interest expense related to our convertible debentures and notes payable.

FINANCIAL CONDITION

From inception to December 31, 2007, we incurred an accumulated deficit of $12,826,409, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of convertible debenture amortization, selling and operating expenses related to expensing of stock, support of our plans to expand sales and distribution channels, development of new products and higher than anticipated cost of sales relative to sales.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the year ended December 31, 2007, we had a net increase in cash of $324,869. Total cash resources as of December 31, 2007, were $399,255, compared with $74,386 at December 31, 2006. We currently do not have sufficient funds to continue for the next twelve months.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability. During 2007 and the latter half of 2006, the Company’s cost control strategies focused on managing general and administrative expenses through keeping headcount to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships.

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

On April 9, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. (“Dutchess”) a promissory note in the face amount of $132,000 for gross proceeds of $110,000 (the “Note”). The Note bears interest at 12% per annum and matures on April 9, 2008 (“Maturity Date”). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005) given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) (the “Payment Amount”) until the Face Amount is paid in full, minus any fees due. The First Payment will be due on May 1, 2007 and each subsequent Payment will be made at the Closing of each Put until the Note is paid in full, with a minimum amount of eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) per month. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Note. In the event that the Company has not repaid the Face Amount by the Maturity Date (the “Residual Amount”), then as liquidated damages (the “Liquidated Damages”), the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. Further, if a Residual Amount remains at Maturity, it shall constitute an Event of Default hereunder. Further, in the event of default as provided in the Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. In the event that Dutchess elects to switch to a convertible debenture, the Company will be required to file within ten (10) business days a registration statement covering three hundred percent (300%) of the Residual Amount. The Company also issued to Dutchess incentive shares consisting of 600,000 shares of the Company’s restricted common stock.

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

On August 13, 2007, the Company Dutchess a promissory note in the face amount of $312,000 for gross proceeds of $260,000 (the “Note”). The Note bears interest at 12% per annum and matures on September 13, 2008 (“Maturity Date”). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005) given to Dutchess from the Company (the “Payment Amount”) until the Face Amount is paid in full, minus any fees due. The First Payment will be due on October 1, 2007 and each subsequent Payment will be made at the Closing of each Put until the Note is paid in full. The Company may prepay the Note with penalty. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Note. In the event that the Company has not repaid the Face Amount by the Maturity Date (the “Residual Amount”), then as liquidated damages (the “Liquidated Damages”), the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. Further, if a Residual Amount remains at Maturity, it shall constitute an Event of Default hereunder. Further, in the event of default as provided in the Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. In the event that Dutchess elects to switch to a convertible debenture, the Company will be required to file within ten (10) business days a registration statement covering three hundred percent (300%) of the Residual Amount. In the event the Company does not file such registration statement within such period of time, or such registration statement is not declared by the Commission to be effective under the Securities Act within sixty (60) business days of the Convertible Closing Date, then the Residual Amount shall increase by five thousand dollars ($5,000) per day.

In connection with the Sugar Sand boats acquisition, on August 23, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. (“Dutchess”) a debenture in the face amount of $5,750,000 (the “Debenture”). The Debenture bears interest at 12% per annum and matures on August 23, 2012 (“Maturity Date”). Pursuant to the Debenture, the Company shall make mandatory monthly payments of interest (“Interest Payments”) to Dutchess in an amount equal to the interest accrued on the principal balance of the Debenture from the last Interest Payment until such time as the Interest Payment is due and payable. The Interest Payment shall commence on September 1, 2007 and shall continue until the Debenture is paid in full. The Company may repay in full the face amount of the Debenture without penalty. Dutchess has the right to convert any and all amounts owing under the Debenture into shares of the Company’s Common Stock at any time following the closing date. The conversion price of the Debenture shall be equal to the lesser of the following prices: (i) seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately prior to any conversion notice; or (ii) 2/100 U.S. Dollars ($0.02). Moreover, the net proceeds from the sale of the Debenture are to be held in an escrow account and shall be distributed pursuant to instruction from the Company and Dutchess.

In connection with the issuance of the Debenture, the Company executed and delivered to Dutchess a Subscription Agreement and a five (5) year Warrant to purchase 5,750,000 shares of the Company’s Common Stock at 2/100 per share ($0.02). Moreover, the Company agreed that all obligations pursuant to the Debenture are to be secured pursuant to that certain Security Agreement between the Company and Dutchess on April 9, 2007. Certain members of Dutchess are members of the board of directors of Challenger.

During the first half of 2007, the Holders of our convertible debentures advanced to the Company $869,425 to be used specifically for production of watersports goods. The advances bear interest of three percent (3%) per month and mature within three months. The advances are secured by the Company’s assets and are convertible into shares of common stock of the Company at the lenders discretion pursuant to the Investment Agreement as described in the footnotes to our financial statements, Note E.

Outlook for our Business

Due to strong secular trends in the action sports and power sports markets, we have experienced significant revenue growth since 2002 and anticipate continued strength in revenue growth during 2008 for our water sports and Sugar Sand products. In the future due to our planned expansion of products, distribution channels and our acquisition strategy we intend to grow our product lines going forward primarily through the use of existing cash flow. In addition, we anticipate that we will raise additional capital through equity financing, and intend to use proceeds from these additional financing rounds to expand out product lines. We do not anticipate that significant capital resources will be required to expand our distribution channels. We believe that our existing relationships with athletes, vendors and manufacturers will be sufficient to provide opportunities to enter into new markets and add new distributors. However, we do intend to finance our acquisition strategy going forward through additional rounds of equity financing as well as through the use of our stock. If we fail to raise additional capital, our ability to implement additional businesses that are a strategic fit to our own will be negatively impacted.

Our revenue has grown from $337,258 in 2002 to $1,832,011 in 2007. Our revenue growth has been and will continue to be dependent, in part, on our ability to increase production and respond efficiently to market demand for our products. In addition, we believe that continued revenue growth is dependent, in part, on growing our distribution channels and retail points of presence overseas.

We expect the cost of Sugar Sand boats and wetsuits to be our largest expenses and will increase as our revenue increases. Our personnel and professional expenses are our next largest expense and consist of salaries, commissions, fees and stock based compensation. We intend to maintain our current level of personnel and decrease our professional fee related expenses.

Off-Balance Sheet Arrangements

At December 31, 2007 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

At December 31, 2007 the Company had no obligations that would qualify to be disclosed as operating lease obligations.

Inflation

Although at reduced levels in recent years, inflation may cause upward pressure on the cost of goods and services used by us. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign currency fluctuations

Most of our sales are derived the United States. A significant portion of our costs are for goods sourced from other countries other than the U.S., primarily China. Our cost of goods from our Chinese manufacturers is relatively stable given that the Yuan is pegged to the U.S. dollar. However, if the Chinese government decides to remove the U.S. dollar peg, then the cost to our manufacturers will increase and they will pass that increase on to us which could have a material adverse effect on our ability to compete and our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES on page 44.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. (T). CONTROLS AND PROCEDURES

As of December 31, 2007, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act,.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Execute Sports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officer, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle.

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

Changes in internal Control over Financial Reporting

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. In February 2008, Mr. Benedict Amendolar and Mr. Craig Washington resigned from the Board of Directors of the Company.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of March 31, 2008:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Geno M. Apicella	45	CEO and Principal Accounting Officer
Celeste Berouty	41	President, Secretary and Director
Theodore Smith	31	Director
Douglas D’Agata	31	Director

EXECUTIVE OFFICERS AND DIRECTORS

Geno M. Apicella is the founder of the Company and had been its CEO since December 2006. Mr. Apicella was the Executive Vice President of Sales from February 2003 to December 2006. He was graduated from San Francisco State University in 1983 was the Executive Vice President of Zak Sports from 1994 through 2001 and founded the water sports line in 2001. He has been employed by Execute Sports (formerly Padova International USA, Inc.) since 2003. Geno’s innovative designs in wetsuits and ski vests are currently present in the marketplace today. He is responsible for the marketing, design and production for all watersports products at the Company.

Celeste Berouty has been the President, Secretary and a Director of the Company since December 2006. In October 2006, Ms. Berouty was hired by the Company to lead its sales initiative. Ms. Berouty brings 19 years of experience in the watersports market as the former Director of Sales for Body Glove Wetsuit, Co. She has experience and success in selling and developing products for all avenues of watersports, including surf, dive, waterski, wakeboarding, paddling and fishing.

Theodore Smith has been a Director of the Company since February 1, 2008. Mr. Smith has been the director of Corporate Finance of Dutchess Private Equityies Fund since June 1998. He graduated with a BS in marketing and finance from Boston College in 1999.

Douglas D’Agata Has been a Director of the Company since February 1, 2008. Mr. D’Agata is the Director of Research for Dutchess Private Equities Fund since 2004. From 1998 to 2004, he was a financial advisor at Prudential Securities. Mr. D’Agata graduated from Hobart College with a degree in Political Science in 1993 and received a masters in finance from Bentley College in 2004.

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

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2007, except that Mr. Apicella and Ms. Berouty failed to timely file their respective Form 3.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2007 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Execute Sports, Inc. received compensation in excess of $100,000 during fiscal year 2007.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Geno	2007	$96,000	—	—	$40,213	—	—	—
Apicella,	2006	$96,000	—	—	$54,428	—	—	—
CEO	2005	$72,000	—	—	$550,000	—	—	—
Celeste	2007	$175,000	—	—	$49,016	—	—	—
Berouty	2006	$35,417	—	—	$25,000	—	—	—
President	2005	—	—	—	—	—	—	—
Sheryl	2007	$22,800	—	—	—	—	—	—
Gardner,	2006	$91,200	—	—	$20,000	—	—	—
CFO*	2005	$72,000	—	—	**	—	—	—

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

COMPENSATION OF DIRECTORS

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Craig Washington		$55,266				$16,160	$71,426
Benedict Amendolara		$55,266					$55,266

During the year ended December 31, 2007, the Company issued an aggregate of 3,632,085 shares of restricted stock to members of the Board of Directors and the Company’s CEO.

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

Executives’ Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive’s contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives’ compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

Executives’ base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive’s relative value to the corporate enterprise in establishing base salaries.

It is the Board’s philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives’ long-term interests with those of our shareholders. The board believes that option grants should be considered on an annual basis.

Employment Agreements with Executive Officers

Execute Sports, Inc. has executed employment agreements with its top executive officers. Below is a summary of the major terms of these employment agreements.

EMPLOYMENT AGREEMENTS

Geno M. Apicella, Founder and CEO. Mr. Apicella’s employment with us is governed by an employment agreement dated January 1, 2008 with a term of three years and which provides for a base salary of One Hundred and Twenty Thousand ($120,000.00) dollars for the first year, One Hundred and Thirty Two Thousand ($132,000.00) dollars for the second year, and One Hundred and Fifty Thousand ($150,000.00) dollars for the third year of employment. The Company may also provide Mr. Apicella with bonuses in cash or other compensation.

Celeste Berouty, President/Secretary. Ms Berouty’s employment with us is governed by an employment agreement dated August 24, 2006 with a term of three years and which provides for a base salary of One Hundred and Seventy Five Thousand ($175,000.00) dollars for the first year, One Hundred and Seventy Five Thousand ($175,000.00) dollars for the second year, and Two Hundred Thousand ($200,000.00) dollars for the third year of employment. The company may also provide Ms. Berouty with bonuses in cash or other compensation.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Shares Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class
Directors and Executive Officers (1):
c/o Execute Sports, Inc.
21143 Hawthorne BL #425
Torrence, CA 90503
Geno Apicella	5,346,786	*
Celeste Berouty	2,758,484	*
Theodore Smith	-	*
Douglas D'Agata	-	*
Sheryl Gardner[1]	1,056,000	*
Craig Washington[2]	2,210,626	*
Benedict Amendolar[2]	2,150,150	*
All Officers and Directors as a Group	13,522,046	*

1 Ms. Gardner is no longer employed by the Company.

2 Resigned from the Company in February 2008.

* Represents less than 5% of the outstanding common stock.

None of the persons listed have been granted stock options, warrants or any other security that is exercisable or convertible into common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have described below transactions in the last two years between Execute Sports and an officer, director, 5% stockholder or any of their immediate family members that have been entered. For information about compensation paid in connection with employment or Board service for Named Officers and directors, see “Executive Compensation” beginning on page 32.

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

During the year ended December 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swendener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company’s capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

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

During the year ended December 31, 2007, the Company paid Craig Washington, former Director, $16,160 for administrative services, including accounting and record keeping.

During the year ended December 31, 2007, the Company paid Geno Apicella, CEO, $54,700 as repayment for loans made during fiscal year 2006.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description	By Reference from Document
2.1	Acquisition Agreement, dated as of January 16, 2006 by and between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company’s Form 8-K filed on January 19, 2006)

2.2	Financial statements of acquired company, Pacific Sports Group, Inc. dated as of December 31, 2006 and 2005 (Incorporated by reference with the Company’s Form 8-K filed on March 20, 2006).

2.3
Trademark Transfer and Assignment Agreement between the Company and Duane Pacha and Jeff Baughn, dated January 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.1	Entry into binding letter of intent between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company’s Form 8-K filed on January 3, 2006).

10.2	Non-Employee Directors Stock Incentive Plan (Incorporated by reference with the Company’s Form 8-K filed on January 4, 2006).

10.3	Private Equity Credit Agreement with Skiva Graphics and Screen Printing (Incorporated by reference with the Company’s Form 8-K filed on March 8, 2006).

Exhibit Number	Description	By Reference from Document
10.4	10.4 Secured Notes (Incorporated by reference with the Company’s Form 8-K filed on March 27, 2006).

FILE EXHIBIT LIST

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

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant’s annual financial statements and review of the financial statements included in the Registrant’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 were $38,432. Additionally, Bedinger & Company has charged $5,500 or tax preparation services for fiscal year 2007.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2007 and 2006.

(3)	Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Execute Sports, Inc.

Date: March 31, 2008	By:	/s/ Geno M. Apicella
Geno M. Apicella Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Geno M. Apicella	Chief Executive Officer and Principle Accounting Officer	March 31, 2008
Geno M. Apicella

BOARD OF DIRECTORS

/s/ Celeste Berouty	President, Secretary and Director	March 31, 2008
Celeste Berouty

/s/ Theordore Smith	Director	March 31, 2008
Theodore Smith

/s/ Douglas D’Agata	Director	March 31, 2008
Douglas D’Agata

EXECUTE SPORTS, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1-2

FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Financial Statements	F-7-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Execute Sports, Inc.

We have audited the accompanying consolidated balance sheet of Execute Sports, Inc. (the “Company”), as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Execute Sports, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Execute Sports, Inc.
Page Two

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company
Certified Public Accountants Concord, California March 31, 2008

EXECUTE SPORTS, INC.
Consolidated Balance Sheet
As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$399,255
Accounts receivable, net (Note A)	27,123
Inventory	65,617
Deferred financing costs (Note G)	60,377
Other current assets	5,441

TOTAL CURRENT ASSETS	557,813

Fixed assets, net (Note B)	1,038,514
Deferred financing costs (Note G)	227,145
Intangible assets, net (Note C)	3,975,000
Loans receivable, net (Note D)	146,128

TOTAL ASSETS	$5,944,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of convertible debentures (Note E)	$1,708,409
Short term borrowings (Note F)	502,160
Related party notes payable (Note F)	79,290
Accounts payable and accrued expenses	72,918
Interest accrued on convertible debentures (Note E)	314,490

TOTAL CURRENT LIABILITIES	2,677,267

Non-current portion of convertible debentures (Note E)	4,358,483
TOTAL LIABILITIES	7,035,750

Commitment	-

STOCKHOLDERS' EQUITY (Note G)

Common stock, par value $.001, 100,000,000 shares authorized
authorized; issued and outstanding 87,456,541 at December 31, 2007	87,452

Additional paid-in capital	11,647,807
Deficit accumulatedRetained earnings <deficit>	(12,826,409)

TOTAL STOCKHOLDERS' EQUITY	(1,091,150)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,944,600

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	Year Ended
	December 31,
REVENUES &COST OF SALES	2007	2006
Net watersport sales	$1,467,039	$2,018,468
Net sugar sand sales	364,972	-
Total net sales	1,832,011	2,018,468

Watersport cost of sales	784,916	-
Sugar sand cost of sales	346,723	1,822,503
Total cost of sales	1,131,639	1,822,503
Gross profit	700,372	195,965

EXPENSES
General and administrative expenses	1,250,594	2,858,223
Selling and advertising	109,406	456,939
Depreciation expense	85,120	6,947
Total expense	1,445,120	3,322,109

Income (loss) from operations	(744,748)	(3,126,144)

OTHER INCOME AND EXPENSES
Interest income	4	6,740
Other income	5,095	6,705
Interest expense	(685,621)	(196,422)
Loss due to loan reserve	-	(250,000)
Loss due to discount on conversion to stock	(54,250)	(32,822)
Amortization of beneficial conversion feature of convertible debenture	(1,072,281)	(435,577)
Amortization of warrant discount related to convertible debenture	(272,780)	(205,788)
Amortization of deferred financing costs	(123,954)	(87,025)
Gain on exchange of stock for cancellation of debt	49,287	-
Impairment of goodwill	-	(1,288,577)

Total other income and expenses	(2,154,500)	(2,482,766)

Net loss before discontinued operations	(2,899,248)	(5,608,910)
Income (loss) from discontinued operations	(1,421)	-
Gain (loss) on disposal of discontinued operations	229,259	-
Total discontinued operations	227,838	-

NET INCOME (LOSS)	$(2,671,410)	$(5,608,910)

Net (loss) per common share Basic and diluted from continuing operations	$(0.046)	$(0.244)
Net (loss) per common share basic and diluted after discontinued operations	$(0.042)	$(0.244)
Weighted average common shares outstanding basic and diluted	62,901,822	22,973,747

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	110,959	900,000
Warrants	9,738,516	2,222,158
Debt collateralized with common stock	500,492,667	8,402,389

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Statements of Stockholders' Equity
For the years ended December 31, 2007 and 2006

	Common Stock			Additional	Retained	Total
	Number of		Payable/	Paid-in	Earnings	Stockholders'
	Shares	Amount	Subscribed	Capital	<Deficit>	Equity
December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464.00
Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	1,073,808	1,073	(7,500)	36,533		30,106
Shares issued for cash in connection with the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Shares issued pursuant to warrant exercises	655,000	655		137,595		138,250
Shares issued for cash	200,000	200		69,800		70,000
Shares issued pursuant to put agreement	2,750,049	2,750		161,347		164,097
Shares issued for services	12,303,816	12,304		470,399		482,703
Shares issued for notes payable	1,862,127	1,862		368,480		370,342
Stock options granted				85,313		85,313
Beneficial conversion feature of convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(5,608,910)	(5,608,910)
December 31, 2006	38,783,870	38,779	-	8,973,715	(10,154,999)	(1,142,505)

Shares issued for director compensation	3,266,968	3,267		107,265.00		110,532
Shares issued for services	3,177,271	3,177		98,342.00		101,519
Shares issued to induce creditor to make loans to the Company	1,400,000	1,400		27,200.00		28,600
Shares issued for notes payable	8,933,552	8,934		177,180.00		186,114
Shares issued pursuant to put agreement for repayment of debenture	7,679,788	7,680		263,643.00		271,323
Shares issued pursuant to put agreement for repayment of loans	22,302,887	22,303		313,752.00		336,055
Shares issued pursuant to put agreement for cash	1,912,205	1,912		74,256.00		76,168
Warrants issued for services				134,510.00		134,510
Beneficial conversion feature of convertible debenture				1,424,185.00		1,424,185
Warrant discount to convertible debenture				53,759.00		53,759
Net loss					(2,671,410)	(2,671,410)
December 31, 2007	87,456,541	$87,452	$-	$11,647,807	$(12,826,409)	$(1,091,150)

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,671,410)	$(5,608,910)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	85,120	6,947
Stock based compensation expense	423,856	512,798
Compensation expense on options granted	-	85,313
Loss on the conversion of convertible debt	54,250	32,822
Gain on cancellation of debt	(49,287)	-
Amortization of beneficial conversion feature	1,072,281	435,577
Amortization of warrant discount related to convertible debenture	272,780	205,788
Issuance of common stock for debt principle	(297,853)	-
Issuance of common stock for accrued interest	467,690	131,284
Increase in loan receivable loss reserve	-	250,000
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	225,814	(109,599)
Inventory	(37,262)	223,433
Prepaid expenses	49,494	315,235
Other current assets	(4,441)	(1,000)
Accounts payable and accrued expenses	(667,365)	49,907
Debenture interest payable	258,484	56,006
Customer deposits	-	(25,262)
NET CASH USED FOR OPERATING ACTIVITIES	(817,849)	(3,439,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in goodwill	-	1,288,577
Loan proceeds to unaffiliated company	-	(158,874)
Cash issued for acquisition	(5,000,000)	-
Acquisition of furniture and equipment	(1,058)	(92,231)
NET CASH USED FOR INVESTING ACTIVITIES	(5,001,058)	1,037,472
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	-	5,760
Issuance of common stock for cash	76,168	213,380
Proceeds from convertible debenture	5,750,000	1,900,000
Proceeds from notes payable	1,535,152	30,000
Repayment of notes payable	(948,917)	130,435
Proceeds from related party notes payable	23,944	638,636
Repayment of related party notes payable	(66,523)	(466,496)
Secured borrowings	(42,501)	(242,300)
Financing related costs	(183,547)	(103,975)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,143,776	2,105,440
NET INCREASE <DECREASE> IN CASH	324,869	(296,749)
CASH, beginning of period	74,386	371,135
CASH, end of period	$399,255	$74,386
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$800	$13,268
Interest paid	$60,193	$25,329
Other non-cash investing and financing activities:
Shares issued for services	$423,856	$512,798
Shares issued for debt and accrued interest	$793,492	$534,439

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

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
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the year ended December 31, 2007, the allowance for doubtful accounts decreased $39,000 from $49,000 at December 31, 2006 to $10,000 at December 31, 2007.

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
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

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

Depreciation is provided using the 200% declining balance and straight line methods. It is calculated over recovery periods as prescribed by management that range from 5 years for equipment to 7 years for furniture.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets arising from an acquisition of a business be periodically assessed for impairment rather than amortized on a straight-line basis. Accordingly, the Company annually reviews the carrying value of this goodwill and other intangible assets to determine whether impairment, as measured by fair market value, may exist. SFAS No. 142 requires that goodwill and other intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill and other intangible asset impairment is determined using a two-step process. The first step of the goodwill and other intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, then the goodwill and other intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's goodwill and other intangible assets with their carrying amount. If the carrying amount of the reporting unit's goodwill and other intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-lived assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered. The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset. If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Revenue recognition policy

Revenue from the sale of water sports clothing and apparel, and Sugar Sand boats is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment to the customer.

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to EITF 99-19, The Company recognizes revenue from the sale of Sugar sand boats on a gross basis.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the year ended December 31, 2007 and 2006, the Company incurred approximately $14,975 and $91,538, respectively, in advertising expenses.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per common share

The Company adheres to Statement of Financial Accounting Standards No. 128, which requires reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. There were no adjustments required to net loss for the period covered in this report in the computation of diluted earnings per share.

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

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition, the S-Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change, the Company began recognizing the full valuation for deferred tax assets (See Note J).

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

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
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of December 31, 2007, three customers accounted for 93% (49%, 27% and 17%) of accounts receivable. As of December 31, 2006, one customer accounted for 25% of accounts receivable.

For the year ended December 31, 2007, three customers individually accounted for approximately 79% of sales (49%, 19% and 11%). For the year ended December 31, 2006, one customer accounted for approximately 37% of sales.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)

For the year ended December 31, 2007 and 2006, approximately 0% and 19%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the year ended December 31, 2007, three suppliers accounted for 99% (53%, 27% and 19%) of product purchases, respectively. For the year ended December 31, 2006, four suppliers accounted for 85% (32%, 19%, 17% and 17%) of product purchases, respectively.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consists of the following:

2007
Computer and office equipment	$127,745
Furniture and fixtures	2,281
Machinery and equipment	11,262
Boat molds	1,000,000
$1,141,288
Less: Accumulated Depreciation	(102,774)
$1,038,514

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE B - PROPERTY AND EQUIPMENT (Continued)

During the year ended December 31, 2007, the Company purchased $1 million of boat molds as part of the Sugar Sand Asset Purchase Agreement (See NOTE C).

Depreciation expense for the year ended December 31, 2007 and 2006 was $60,120 and $6,947, respectively.

NOTE C - INTANGIBLE ASSETS

On August 29, 2007, Execute Sports, Inc. (the "Company" or "Execute Sports") entered into an Asset Purchase Agreement (the "Agreement") with Challenger Powerboats, Inc. ("Challenger") and its wholly owned subsidiary, IMAR Group, Inc. ("IMAR", together with Challenger, the "Sellers"), pursuant to which Execute Sports purchased from the Sellers, and Sellers sold and transferred to Execute Sports, all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR's business of designing, manufacturing and marketing water jet powered Sugar Sands boats, including the SUGAR SAND trade names and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain www.sugarsand.com, trades secrets and copyrights and their goodwill. The purchase price was $5,000,000. Execute Sports did not assume any obligations of IMAR in connection with the acquisition, other than the obligation to procure or maintain permits in connection with the post-closing operation of the Business by the Company. The following trade names were included in the purchase: Sugar Sand, Sugar Sand Sting, Sugar Sand Tango, Sugar Sand Mirage, Sugar Sand Calais, Sugar Sand Oasis, and Sugar Sand Airwave.

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

The $5,000,000 purchase price was allocated $1,000,000 to boat molds, $500,000 to marketing/sales infrastructure and client lists, and $3,500,000 to trademarks resulting in an increase of $1,000,000 to our net fixed assets and $4,000,000 to intangible assets.

During the year ended December 31, 2007, the Company recognized $25,000 of amortization related to the $500,000 of marketing/sales infrastructure and client lists.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE C - INTANGIBLE ASSETS (Continued)

Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company evaluated the Sugar Sand trademarks for impairment at December 31, 2007. Based on our analysis of fair value being in excess of the $3,500,000 carrying balance of trademarks, the Company did not record any impairment expense.

NOTE D - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of December 31, 2007, the entire balance of the loans was in default. However, we are in the process of collections and believe a portion will be collected. Therefore, the Company has created a reserve of $250,000 against the loans.

NOTE E - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)

On May 15, 2006, the Company completed a private placement of convertible debentures generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company’s common stock. Third party fees totaled approximately $191,000, which were paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture agreement payment schedule provides for full repayment by September 15, 2007, or sixteen (16) months from the closing date. However, the debenture agreement maturity date is September 30, 2011 at which time any remaining principle balance automatically converts to the Company’s common stock. The Company has recorded the entire principle balance of $1,708,409 of this debenture as a current liability due to the short term nature of the agreement payment schedule.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. The Company recognized $103,975 and $87,025 during the year ended December 31, 2007 and 2006, respectively, as other expense related to the amortization of the issuance costs. The deferred financing costs were fully amortized as of December 31, 2007.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture was amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. The Company recognized $269,212 and $205,788 during the year ended December 31, 2007 and 2006, respectively, in non-cash amortization expense related to the warrant discount. The warrant discount was fully amortized as of December 31, 2007.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount was amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. The Company recognized $989,423 and $435,577 during year ended December 31, 2007 and 2006, respectively, in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount. The beneficial conversion feature was fully amortized as of December 31, 2007.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

During the year ended December 31, 2007, the Company issued 7,679,788 shares of common stock in payment of $217,073 of interest related to the May 2006 debenture.

During the year ended December 31, 2007 and 2006, the Company recognized $54,250 and $32,822, respectively, as a non-cash loss due to the conversion discount applied upon the conversion of interest and principle into common stock of the Company pursuant to the Investment Agreement and Debenture Agreement.

During the year ended December 31, 2007 and 2006, the Company recognized $216,662 and $142,823, respectively, in interest expense related to the May 2006 debenture.

The debenture balance, including interest and principle as of December 31, 2007 is $1,892,996.

August 23, 2007 Debenture ($5,750,000)

On August 23, 2007, the Company completed a private placement of convertible debentures generating gross proceeds of $5.75 million, and the issuance of warrants to purchase 5,750,000 shares of the Company’s common stock for $.02 per share. Fees totaled $307,500, which were paid in cash.

The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture has a term of five (5) years and matures August 23, 2012. Any remaining principle balance automatically converts to the Company’s common stock. The Company is not obligated to make payments until maturity. Therefore, the Company has classified the entire balance of $4,358,483 of this debenture as a non current liability.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)

The issuance costs related to the convertible debentures of approximately $307,500 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the debenture which is calculated based upon the effective interest method. The Company recognized $19,979 during the year ended December 31, 2007 as other expense related to the amortization of the issuance costs. The balance of deferred financing costs as of December 31, 2007 was $287,522.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $53,759 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.02, Strike price $.025, volatility 14.28%, risk free rate 4.62%, and zero dividend yield. The discount to the debenture is being amortized over the term of the debenture and is calculated based upon the effective interest method. The Company recognized $3,568 during the year ended December 31, 2007 in non-cash amortization expense related to the warrant discount.

The Company determined that the debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.020) being less than the closing stock price ($.025) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,424,185 using the intrinsic value method. The BCF discount is being amortized over the term of the debenture. The Company recognized $82,858 during the year ended December 31, 2007 in non-cash amortization expense attributable to the amortization of the BCF discount.

During the year ended December 31, 2007, the Company issued 11,610,365 shares of common stock in payment of $116,525 of interest related to the August 2007 debenture.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE E - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)

The Company recognized $245,753 during the year ended December 31, 2007 in interest expense related to this debenture.

The debenture balance, including interest and principle as of December 31, 2007 is $5,879,903.

As of December 31, 2007, the actual dollar amount due to the Holders of the Company’s May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures was $7,772,899. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of December 31, 2007:

December 31,
2007
Amount borrowed under the convertible debentures	7,650,000
Accrued interest	314,490
Payments applied to principle	(191,591)
Debenture balance payable	7,772,899

Unamortized beneficial conversion feature	(1,341,327)
Unamortized Warrant discount	(50,190)
Recorded debenture balance	6,381,382

BALANCE SHEET ACCOUNTS
Current portion of convertible debentures	1,708,409
Interest accrued on convertible debentures	314,490
Non-current portion of convertible debentures	4,358,483
Recorded debenture balance	6,381,382

Investment Agreement

In connection with the debenture, the Company entered into a separate Investment Agreement on May 15, 2006 with Dutchess Private Equities Fund, L.P. ("Dutchess"), which provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess, multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the  Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to Dutchess are expected to be below market price at 93% of the market price, there is no added benefit to the Company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principle, and an increase in common stock and additional paid in capital. During the year ended December 31, 2007, the Company placed puts with Dutchess totaling $683,546 resulting in the issuance of 31,894,880 shares of common stock. Of the $683,546, $76,168 was received as cash, $219,530 was applied to promissory notes made to the Company (See Note F), $54,250 was recognized as a loss due to the conversion discount and $333,598 was applied to accrued interest on our debentures.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE F - NOTES PAYABLE

Notes Payable

Non-related party notes payable at December 31, 2007 is as follows:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538
Unsecured demand note payable to John Helms bearing interest at 4% per year; matures 3/31/09.	$74,351
Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 15% per year; currently in default.	$48,923
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by40,000 shares of common stock; currently in default.	$8,800
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures May 1, 2008.	$45,623
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures September 13, 2008.	$312,000
TOTAL	$502,160

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE F - NOTES PAYABLE (Continued)

Notes Payable (Continued)

The interest rate offered on the 2% through 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

On April 9, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000. The Note bears interest at 12% per annum and matures on April 9, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. As an incentive to enter into this note, the Company issued to Dutchess 600,000 shares of the Company’s restricted common stock. During the year ended December 31, 2007, the Company issued 5,998,489 shares of common stock in repayment of the April 9, 2007 promissory note, which has been repaid in full as of December 31, 2007.

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

As an incentive to enter into this note, the Company issued to Dutchess 800,000 shares of the Company’s restricted common stock. During the year ended December 31, 2007, the Company issued 4,699,033 shares of common stock in repayment of $86,377 of the May 1, 2007 promissory note, which has a balance of $45,623 as of December 31, 2007.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE F - NOTES PAYABLE (Continued)

Notes Payable (Continued)

On August 13, 2007, the Company issued to Dutchess a promissory note in the face amount of $312,000 for gross proceeds of $260,000. The Note bears interest at 12% per annum and matures on September 13, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of one hundred percent (100%) of each Put (as defined in the Investment Agreement until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full.

In August 2007, the Company repaid John Helms $75,000 ($70,606 of principle and $4,394 of interest) on by converting into 3,000,000 shares of common stock. The common stock had a fair market value of $69,000 on the date of conversion resulting in a $6,000 gain on conversion of the debt. Then, in October 2007, the Company issued 743,512 shares of common stock in exchange for the reduction of Mr. Helms note by $14,870 to $74,351 as of December 31, 2007.

During the year ended December 31, 2007, the Company repaid $129,751 of principle and interest owed to Tom and Robert Bridges by exchanging 5,190,040 shares of common stock. On the date of issuance the stock’s fair market value was $102,244 resulting in a gain on conversion of debt of $27,507.

Related Party Notes Payable

Related party Notes payable at December 31, 2007 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000
shares of common stock; currently in default	$32,065
Unsecured demand note payable to Sheryl Gardner, former CFO, bearing interest at 4% per year; currently in default	$47,225
Total	$79,290

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE F - NOTES PAYABLE (Continued)

Notes Payable and Related Party Notes Payable

During the year ended December 31, 2007 and 2006, the Company recognized $152,156 and $53,599 of interest expense related to the notes above.

Purchase Order Financing

During the year ended December 31, 2007, the Holders of our convertible debentures advanced to the Company $869,425 to be used specifically for production of watersports goods. The advances bear interest of three percent (3%) per month and mature within three months. The advances are secured by the Company’s assets and are convertible into shares of common stock of the Company at the lenders discretion pursuant to the Investment Agreement as described in Note E above. During the year ended December 31, 2007, the Company repaid $869,425 of principle and incurred $70,192 of interest expense related to the purchase order financing. No debt was converted into common stock.

NOTE G - STOCKHOLDERS’ EQUITY

On August 18, 2004, the Company entered into a service contract valued at $100,000 in exchange for 400,000 shares of common stock, which represents the fair market value of the common stock as of that date. The contract term was 24 months. During year ended December 31, 2007 and 2006, the Company recognized $0 and $31,507, respectively, of expense in connection with this contract, which was fully expensed as of August 18, 2006.

On March 1, 2005, the Company entered into a service contract valued at $62,500 in exchange for 250,000 shares of common stock, which represents the fair market value of the stock as of that date. The contract term was 24 months. During the year ended December 31, 2007 and 2006, the Company recognized $5,137 and $31,250, respectively, of expense in connection with this contract, which was fully expensed as of March 1, 2007.

During the quarter ended March 31, 2006, 1,000,000 shares of common stock previously issued to the founders and former president (300,000 Don Dallape, 300,000 Scott Swendener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were retired and canceled by each shareholder in an effort to improve the Company’s capital structure.

On March 8, 2006, the Company entered into a line of credit with a primary softgoods supplier whereby the company will issue up to 1,142,857 shares of common stock in exchange for $400,000 of inventory. On March 10, 2006, the Company issued 174,031 shares of common stock pursuant to the line of credit in exchange for a reduction in accounts payable for inventory valued at $60,911. Pursuant to this agreement, the supplier was granted two warrants to purchase the Company’s common stock. The supplier exercised one warrant in full and received 400,000 shares of common stock in exchange for $100,000. The remaining warrant gives the supplier the right to purchase 500,000 shares of common stock for $0.35 per share and expires on March 31, 2008.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE G - STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2006, the Company placed 2,750,049 shares to Dutchess pursuant to the Investment Agreement (See NOTE E). The total value of the shares on the dates of issuance was $164,097. Of this amount $131,275 was applied as a reduction of principle and interest on the Company’s debenture and $32,822 was recognized as a loss due to a conversion discount.

During the year ended December 31, 2007, the Company issued 3,266,968 shares of common stock valued at the closing price of the stock on the date of issuance, or $110,532 to two of its directors as payment in lieu of cash.

During the year ended December 31, 2007, the Company issued 3,177,271 shares of common stock valued at the closing price of the stock on the date of issuance, or $101,519 as payment for services rendered in lieu of cash.

During the year ended December 31, 2007, the Company issued 1,400,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $28,600 to the Holders of our convertible debentures as an inducement to make short term loans to the Company for the purpose of financing production and working capital.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE G - STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2007, the Company issued 8,933,552 shares of common stock in exchange for the retirement of $205,476 of principle and $14,145 of accrued interest. The stock was valued at the closing price of the stock on the date of issuance and resulted in an increase to shareholders equity of $186,114 and a gain of $33,507.

During the year ended December 31, 2007, the Company issued 31,894,880 shares to Dutchess pursuant to the Investment Agreement (See NOTE E). The total value of the shares on the dates of issuance was $683,543. Of this amount $76,168 was received in cash, $219,530 was applied to promissory notes made to the Company (See Note F), $54,250 was recognized as a loss due to the conversion discount, $217,073 was applied to accrued interest on the May 2006 debenture and $116,525 was applied to accrued interest on the August 2007 debenture.

NOTE H - WARRANTS

At December 31, 2007, the Company had 16,161,667 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
A	500,000	$0.350	3/31/08
May 2006 Debenture	2,911,667	$0.150	5/15/11
August 2007 Debenture	5,750,000	$0.020	8/23/12
B	5,000,000	$0.001	5/23/012
B	2,000,000	$0.001	5/23/012
Total	16,161,667

During the year ended December 31, 2007, the Company issued 12,750,000 warrants and canceled 28,571 warrants that had expired. The August 2007 debenture warrant for 5,750,000 shares of common stock was issued in conjunction with the debenture of the same date and is discussed in Note E. The “B” class warrants were recorded to permanent equity and resulted in $134,510 of expense using the Black-Scholes Option Pricing Model with the following assumptions: expected term 5 years, exercise price $0.001, Strike price $.020, volatility 14.23%, risk free rate 4.86%, and zero dividend yield.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE H - WARRANTS (Continued)

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

NOTE I - STOCK INCENTIVE PLAN

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Product Manager, Duane Pacha a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 31, 2006, the Company terminated Mr. Pacha’s position as Product Manager due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled due to non exercise within 90 days of separation from the Company.

On December 13, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its then Marketing Director, Jeff Baughn a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 12, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 15, 2006, the Company terminated Jeff Baughn’s position as Marketing Director due to the disposition of the Academy business. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled due to non exercise within 90 days of separation from the Company.

On December 15, 2005, pursuant to an Employment Agreement and in anticipation of approval of the Stock Incentive Plan, the Company awarded its President, Todd Pitcher a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.35 per share with an expiration date of December 14, 2015. The option vests and become exercisable at a rate of 12,500 per month over a twenty-four month period. On December 22, 2006, the Company and Todd Pitcher mutually agreed to terminate Mr. Pitcher as President in order to improve operational cash flow. At the time of departure from the Company, options to purchase 150,000 shares had vested. The remaining options to purchase 150,000 shares were canceled due to non exercise within 90 days of separation from the Company.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE I - STOCK INCENTIVE PLAN (Continued)

The following table summarizes the Company's stock option activity for the year ended December 31, 2007:

2007
Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	450,000	$0.35
Granted	-
Forfeited	(450,000)	0.35
Exercised	-
Outstanding at end of period	-	$-
Options exerciseable at end of period	-

The Company accounts for stock options pursuant to Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The Company values each option grant utilizing the grant date fair value for fixed awards based on the Black-Scholes Option Pricing Model. Compensation cost is amortized over the vesting period.

During the year ended December 31, 2007, no compensation expense related to options was recognized. To date, the Company has recognized compensation expense of $85,313.

NOTE J - NET OPERATING LOSS CARRY FORWARD

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

At December 31, 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE J - NET OPERATING LOSS CARRY FORWARD (Continued)

United States Corporation Income Taxes

Period of Loss	Amount	Expiration Date
December 31, 2007	$2,276,281	December 31, 2027
December 31, 2006	$5,089,954	December 31, 2026
December 31, 2005	$574,866	December 31, 2025
December 31, 2004	$420,421	December 31, 2024

Prior to November 2004 the Company was organized as an S-Corporation and all losses were distributed and recognized through the tax returns of the owners. The book loss for the fiscal year ended December 31, 2007, was $2,671,410. As of December 31, 2007, a valuation allowance for the full amount of the net deferred tax asset has been recognized over the period for $3,344,610, based on an anticipated tax rate of 40%.

NOTE K - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE L - RELATED PARTY TRANSACTIONS

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
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE L - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2006, the Company incurred $35,622 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company’s former President, Todd Pitcher.

During the year ended December 31, 2006, the Company incurred $25,856 of expenses paid on its behalf by Geno Apicella, CEO. In addition, Geno made loans to the company totaling $103,636 of which the Company repaid $57,577 as of December 31, 2006. As of December 31, 2006, Mr. Apicella was owed $54,700 for advances made to the Company. During the three months ended March 31, 2007, the Company incurred $11,800 of expenses paid on its behalf by Geno Apicella, CEO. In addition, during the three months ended March 31, 2007, the Company repaid $62,300 to Mr. Apicella leaving a balance due to Mr. Apicella of $4,223 as of March 31, 2007. During the three months ended June 30, 2007, the Company repaid an additional $1,200 bringing the balance due Mr. Apicella’s to $3,023 which was repaid in full during the three months ended September 30, 2007.

During the year ended December 31, 2007, the Company made payments totaling $16,160 to Craig Washington, former Board member for accounting services.

NOTE M - DISPOSITION OF ACADEMY LINE

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE N - CONTINGENCIES

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE O - SUBSEQUENT EVENTS

On February 1, 2008, Mr. Craig Washington resigned effective immediately as a Director of Execute Sports, Inc. to pursue other interests.  Mr. Washington’s resignation letter did not reference a disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

On February 1, 2008, the Company appointed Messrs Theodore Smith and Douglas D’Agata to the Company’s Board of Directors.

On February 8, 2008, Mr. Benjamin Amendolara resigned effective immediately as a Director of the Company to pursue other interests.  Mr. Amendola’s resignation letter did not reference a disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

From January1, 2008 through March 7, 2008, the Company issued 2,990,249 shares of common stock in exchange for services valued at $27,000, a $906 reduction in debenture interest and $11,797 reduction in notes payable.