Form 10QSB
period 2008-03-31
EXECUTE SPORTS INC
filed 2008-05-05
CIK 1330292

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2008.

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________ To ______________

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of April 18, 2008 was 90,446,790.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page

Part I

Item 1.	Financial Statements

Consolidated Balance Sheet as of March 31, 2008 (Unaudited)		1

Consolidated Statements of Operations for the three months
Ended March 31, 2008 and 2007(unaudited)		2

Consolidated Statements of Stockholders Equity for the
three months Ended March 31, 2008 (unaudited)		3

Consolidated Statements of Cash Flows for the
three months ended March 31, 2008 and 2007 (unaudited)		4

Notes To Financial Statements (Unaudited)		5

Item 2.	Management's Discussion and Analysis or Plan of Operations..	25

Item 3.	Controls and Procedures	29

	Part II - Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	31

Item 3.	Defaults Upon Senior Notes	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

EXECUTE SPORTS, INC.
Consolidated Balance Sheet (Unaudited)
As of March 31, 2008

ASSETS
CURRENT ASSETS
Cash	$78,102
Accounts receivable, net (Note A)	269,369
Inventory	231,694
Deferred financing costs (Note E)	60,542
Other current assets	5,441

TOTAL CURRENT ASSETS	645,148

Fixed assets, net (Note B)	985,884
Deferred financing costs (Note E)	211,948
Intangible assets, net (Note C)	3,925,000
Loans receivable, net (Note D)	146,128

TOTAL ASSETS	$5,914,108

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of convertible debentures (Note E)	$1,900,000
Short term borrowings (Note F)	549,610
Related party notes payable (Note F)	169,290
Accounts payable and accrued expenses	141,498
Interest accrued on convertible debentures (Note E)	351,501

TOTAL CURRENT LIABILITIES	3,111,899

Non-current portion of convertible debentures (Note E)	4,424,344
TOTAL LIABILITIES	7,536,243

Commitment	-

STOCKHOLDERS' EQUITY (Note G)

Common stock, par value $.001, 100,000,000 shares authorized
authorized; issued and outstanding 90,446,790 at March 31, 2008	90,442

Additional paid-in capital	11,684,655
Retained earnings <deficit>	(13,397,232)

TOTAL STOCKHOLDERS' EQUITY	(1,622,135)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,914,108

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
REVENUES & COST OF GOODS	2008	2007
Net watersports sales	$329,223	$553,482
Net Sugar Sand sales	1,475,731	-
Total net sales	1,804,954	553,482
Watersports cost of sales	249,310	340,947
Sugar Sand cost of sales	1,401,944	-
Total cost of sales	1,651,254	340,947
Gross profit	153,700	212,535
EXPENSES
General and administrative expenses	272,637	338,463
Selling and advertising	26,175	22,835
Depreciation expense	102,630	2,530
Total expense	401,442	363,828
Income (loss) from operations	(247,742)	(151,293)
OTHER INCOME AND EXPENSES
Other income		462
Interest expense	(242,187)	(70,411)
Loss due to discount on conversion to stock		(54,250)
Amortization of beneficial conversion feature of convertible debenture	(63,184)	(270,295)
Amortization of warrant discount related to convertible debenture	(2,678)	(90,381)
Amortization of deferred financing costs	(15,032)	(36,034)
Total other income and expenses	(323,081)	(520,909)
Net loss before discontinued operations	(570,823)	(672,202)
Income (loss) from discontinued operations	-	(1,421)
Gain (loss) on disposal of discontinued operations	-	208,112
Total discontinued operations	-	206,691
NET INCOME (LOSS)	(570,823)	(465,511)
Net (loss) per common share Basic and diluted from continuing operations	$(0.006)	$(0.015)
Net (loss) per common share basic and diluted after discontinued operations	$(0.006)	$(0.010)
Weighted average common shares outstanding basic and diluted	89,451,823	44,853,102
The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	-	450,000
Warrants	16,161,667	3,440,238
Debt collateralized with common stock	808,472,298	12,792,228

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Statements of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2008

	Common Stock		Additional	Retained	Total
	Number of		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	<Deficit>	Equity

December 31, 2007	87,456,541	$87,452	$11,647,807	$(12,826,409)	$(1,091,150)

Shares issued for director compensation	750,000	750	11,250		12,000
Shares issued for services	1,125,000	1,125	13,875		15,000
Shares issued for notes payable	991,349	991	10,806		11,797
Shares issued pursuant to put agreement
for repayment of debenture	123,900	124	917		1,041
Net loss				$(570,823)	(570,823)
March 31, 2008	90,446,790	$90,442	$11,684,655	$(13,397,232)	$(1,622,135)

SEE NOTES TO FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2008 and 2007

	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(570,823)	$(672,202)
Net gain from discontinued operations	-	206,691
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	102,630	2,530
Stock based compensation expense	27,000	112,500
Loss on the conversion of convertible debt	-	54,250
Amortization of beneficial conversion feature	63,184	270,295
Amortization of warrant discount related to convertible debenture	2,678	90,381
Issuance of common stock for debt principle	-	53,126
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(242,246)	38,236
Inventory	(166,077)	(61,604)
Prepaid expenses	-	49,494
Other current assets	-	(5,441)
Accounts payable and accrued expenses	68,580	(354,111)
Debenture interest payable	37,011	-

NET CASH USED FOR OPERATING ACTIVITIES	(678,063)	(215,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	(1,058)
NET CASH USED FOR INVESTING ACTIVITIES	-	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		76,168
Proceeds from convertible debenture	193,447	-
Proceeds from related party notes payable	90,000	388,207
Repayment of related party notes payable	-	(307,300)
Secured borrowings	-	(34,521)
Financing related costs	15,032	36,034

NET CASH PROVIDED BY FINANCING ACTIVITIES	356,910	167,462

NET INCREASE <DECREASE> IN CASH	(321,153)	(49,451)

CASH, beginning of period	399,255	74,386

CASH, end of period	$78,102	$24,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued for services	$27,000	$112,250
Shares issued for debt and accrued interest	$1,041	$271,323

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Execute Sports, Inc. (“Execute Sports” or the “Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sands boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com. By acquiring the Sugar Sand brand, the Company expanded its product offering without the added responsibilities and complexities of the manufacturing process, while positioning the Company to capitalize on existing sales and marketing relationships.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Principles

Basis of Presentation

The consolidated financial statements include the accounts of Execute Sports and its wholly owned subsidiary PSG under the accrual basis of accounting.

Accounting estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. As of March 31, 2008, the allowance for doubtful accounts was $10,000.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

The Company expenses all advertising costs as incurred. For the three months ended March 31, 2008 and 2007, the Company incurred approximately $11,600 and $0, respectively, in advertising expenses.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition, the S-Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change, the Company began recognizing the full valuation for deferred tax assets (See Note I).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement was effective beginning the first fiscal year that begins after September 15, 2006. The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of March 31, 2008, four customers accounted for 87% (31%, 31%, 14 and 10%) of accounts receivable. As of March 31, 2007, two customers accounted for 59% (47% and 12%) of accounts receivable.

For the three months ended March 31, 2008, one customer accounted for approximately 82% of sales. For the three months ended March 31, 2007, two customers accounted for approximately 91% of sales (65% and 26%).

For the three months ended March 31, 2008 and 2007, approximately 2% and 0%, respectively, of the Company’s net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three months ended March 31, 2008, the Company's two largest suppliers accounted for 95% (85% and 10%) of product purchases. For the three months ended March 31, 2007, the Company's two largest suppliers accounted for 96% (77% and 19%) of product purchases.

The Company has maintained balances in excess of federally insured limits from time to time during the quarter. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consists of the following:

2008
Computer and office equipment	$127,745
Furniture and fixtures	2,281
Machinery and equipment	11,262
Boat molds	1,000,000
$1,141,288
Less: Accumulated Depreciation	(155,404)
$985,884

Depreciation expense for the three months ended March 31, 2008 and 2007 was $102,630 and $2,530, respectively.

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

During the three months ended March 31, 2008, the Company recognized $25,000 of amortization related to the $500,000 of marketing/sales infrastructure and client lists.

NOTE D - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of March 31, 2008, the entire balance of the loans was in default. However, we are in the process of collections and believe a portion will be collected. Therefore, the Company has created a reserve of $250,000 against the loans.

NOTE E - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)

On May 15, 2006, the Company completed a private placement of convertible debentures generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company’s common stock. Third party fees totaled $191,000, which were paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture agreement payment schedule provides for full repayment by September 15, 2007, or sixteen (16) months from the closing date. However, the debenture agreement maturity date is September 30, 2011 at which time any remaining principle balance automatically converts to the Company’s common stock. The Company has recorded the entire principle balance of $1,900,000 of this debenture as a current liability due to the short term nature of the agreement payment schedule.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE E - CONVERTIBLE DEBENTURES

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE E - CONVERTIBLE DEBENTURES

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

During the three months ended March 31, 2008, the Company made no payments nor issued any stock in repayment of this debenture.

During the three months ended March 31, 2008 and 2007, the Company recognized $57,480 and $53,049, in interest expense related to the May 2006 debenture.

The debenture balance, including interest and principle as of March 31, 2008 is $1,950,476.

August 23, 2007 Debenture ($5,750,000)

On August 23, 2007, the Company completed a private placement of convertible debentures generating gross proceeds of $5.75 million, and the issuance of warrants to purchase 5,750,000 shares of the Company’s common stock for $.02 per share. Fees totaled $307,500, which were paid in cash.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE E - CONVERTIBLE DEBENTURES

August 23, 2007 Debenture ($5,750,000) (Continued)

The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture has a term of five (5) years and matures August 23, 2012. Any remaining principle balance automatically converts to the Company’s common stock. The Company is not obligated to make payments until maturity. Therefore, the Company has classified the entire balance of $4,424,344 of this debenture as a non current liability.

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

The issuance costs related to the convertible debentures of approximately $307,500 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the debenture which is calculated based upon the effective interest method. During the three months ended March 31, 2008, the Company recognized $15,032 as other expense related to the amortization of the issuance costs. The balance of deferred financing costs as of March 31, 2008 was $272,490.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $53,759 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.02, Strike price $.025, volatility 14.28%, risk free rate 4.62%, and zero dividend yield. The discount to the debenture is being amortized over the term of the debenture and is calculated based upon the effective interest method. During the three months ended March 31, 2008, the Company recognized $2,678 in non-cash amortization expense related to the warrant discount.

The Company determined that the debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.020) being less than the closing stock price ($.025) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,424,185 using the intrinsic value method. The BCF discount is being amortized over the term of the debenture. During the three months ended March 31, 2008, the Company recognized $63,184 in non-cash amortization expense attributable to the amortization of the BCF discount.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE E - CONVERTIBLE DEBENTURES

August 23, 2007 Debenture ($5,750,000) (Continued)

During the three months ended March 31, 2008, the Company issued 123,900 shares of common stock in payment of $1,041 of interest related to the August 2007 debenture.

During the three months ended March 31, 2008, the Company recognized $172,027 in interest expense related to this debenture.

The debenture balance, including interest and principle as of March 31, 2008 is $6,051,025.

As of March 31, 2008, the actual dollar amount due to the Holders of the Company’s May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures was $8,001,501. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of March 31, 2008:

December 31,
2007
Amount borrowed under the convertible debentures	7,650,000
Accrued interest	351,501
Debenture balance payable	8,001,501

Unamortized beneficial conversion feature	(1,278,143)
Unamortized Warrant discount	(47,513)
Recorded debenture balance	6,675,845
BALANCE SHEET ACCOUNTS
Current portion of convertible debentures	1,900,000
Interest accrued on convertible debentures	351,501
Non-current portion of convertible debentures	4,424,344
Recorded debenture balance	6,675,845

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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE E - CONVERTIBLE DEBENTURES (Continued)

Investment Agreement (Continued)

During the three months ended March 31, 2008, the Company placed puts with Dutchess totaling $1,041 resulting in the issuance of 123,900 shares of common stock that reduced the same amount of accrued interest.

NOTE F - NOTES PAYABLE

Notes Payable

Non-related party notes payable at March 31, 2008 is as follows:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538

Unsecured demand note payable to John Helms bearing interest at 4% per year; matures 3/31/09.	$63,370

Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925

Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 15% per year; currently in default.	$48,923

Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800

Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures May 1, 2008.	$45,623

Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures September 13, 2008.	$312,000

Unsecured demand note payable April 21, 2008 and including a 4.5% fee of $2,516.	$58,431

TOTAL	$549,610

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE F - NOTES PAYABLE (Continued)

Notes Payable (Continued)

The interest rate offered on the 2% through 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

In January 2008, the Company issued 991,349 shares of common stock to John Helms in exchange for $11,797 in amounts owed to him, including accrued interest of $816 and principle of $10,981.

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

As an incentive to enter into this note, the Company issued to Dutchess 800,000 shares of the Company’s restricted common stock. During the year ended December 31, 2007, the Company issued 4,699,033 shares of common stock in repayment of $86,377 of the May 1, 2007 promissory note, which has a balance of $45,623 as of March 31, 2008.

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

During the three months ended March 31, 2008, the Company borrowed $55,915 from a single source for the purchase of goods for resale. The loan includes a 4.5% fee, or $2,516 bringing the total amount due to $58,431, which is due April 21, 2008.

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE F - NOTES PAYABLE (Continued)

Notes Payable (Continued)

During the three months ended March 31, 2008 and 2007, the Company recognized $6,130 and $3,674 of interest expense related to the notes above. No interest was paid during the three months ended March 31, 2008 or 2007.

Related Party Notes Payable

Related party Notes payable at March 31, 2008 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default.	$32,065

Unsecured demand note payable to Sheryl Gardner, former CFO, bearing interest at 4% per year.	$47,225

Unsecured demand note payable to Phase 2 Sales, owned by Geno Apicella, CEO, bearing fees of 4.5% per purchase order transaction and maturing May 15, 2008.	$90,000

Total	$169,290

During the three months ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, CEO. The funds are being used to purchase goods for resale and bear interest of 4.5% per purchase transaction. The funds are due May 15, 2008.

During the three months ended March 31, 2008 and 2007, the Company recognized $5,484 and $1,434, respectively, of interest expense related to the notes above. No interest was paid during the three months ended March 31, 2008 or 2007.

NOTE G - STOCKHOLDERS’ EQUITY

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE G - STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2007, the Company issued 8,933,552 shares of common stock in exchange for the retirement of $205,476 of principal amount owed and $14,145 of accrued interest thereon. The stock was valued at the closing price of the stock on the date of issuance and resulted in an increase to shareholders equity of $186,114 and a gain of $33,507.

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

During three months ended March 31, 2008, the Company issued 750,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $12,000 to two of its directors as payment in lieu of cash.

During three months ended March 31, 2008, the Company issued 1,125,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $15,000 as payment for services rendered in lieu of cash.

During three months ended March 31, 2008, the Company issued 991,349 shares of common stock in exchange for the retirement of $10,981 of principal amount owed and $816 of accrued interest. The stock was valued at the closing price of the stock on the date of issuance.

During three months ended March 31, 2008, the Company issued 123,900 shares to Dutchess pursuant to the Investment Agreement (See NOTE E). The total value of the shares on the dates of issuance was $1,041. This amount was applied to accrued interest on the August 2007 debenture.

NOTE H - WARRANTS

At March 31, 2008, the Company had 15,661,667 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
May 2006 Debenture	2,911,667	$0.150	5/15/11
August 2007 Debenture	5,750,000	$0.020	8/23/12
B	5,000,000	$0.001	5/23/012
B	2,000,000	$0.001	5/23/012
Total	15,661,667

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE H - WARRANTS (Continued)

During the three months ended March 31, 2008, the Company canceled 500,000 warrants that had expired.

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

NOTE I - NET OPERATING LOSS CARRY FORWARD

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE J - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE K - RELATED PARTY TRANSACTIONS

In January 2008, just prior to his departure as a board member, the Company made payments totaling $2,000 to Craig Washington for accounting services.

During the three months ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, CEO (See NOTE F).

NOTE L - CONTINGENCIES

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

Item 2 - Management's Discussion and Analysis or Plan of Operations

This management’s discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our on Form 10-KSB for the fiscal year ended December 31, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included on Form 10-KSB as filed with the Commission on March 31, 2008.

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

Overview

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue

Net Sales for the three months ended March 31, 2008 and 2007 were $1,804,954 and $553,482, respectively, representing a $1,251,472, or 226% increase. The three month year-over-year increase is due to $1,475,731 of sales related to Sugar Sand boats that were not part of the Company’s product portfolio during the same period in the previous year. Watersports sales decreased $224,259, or 41% from the previous year due to production delays that pushed deliveries in to the first quarter compared to the first quarter of 2007.

Gross Margin

Gross margin for the three months ended March 31, 2008 and 2007 was $153,700 or 9% of revenue and $212,535, or 38% of revenue, respectively. The $58,835 decrease in gross margin over the previous year was primarily due to Sugar Sand sales which have approximately a 5% gross margin compared to watersports whose gross margin is higher than Sugar Sand boats at 24% and 38% during the three months ended March 31, 2008 and 2007, respectively.

Operating Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2008 and 2007 was $401,442 and $363,828, respectively, representing a $37,614 or 10% increase. The year-over-year increase was due to an increase of $100,100 related to depreciation and amortization of Sugar Sand offset by a decrease of $65,826 primarily related to less stock based compensation expense in the current quarter compared to the same quarter in the prior year.

Other Income and Expenses

Other expense for the three months ended March 31, 2008 and 2007 was $323,081 and $520,909, respectively, representing a $197,828 or 38% decrease in expense. The decrease is due to $315,816 less in amortization expense related to our debentures offset by a $171,776 increase in interest expense primarily related to our outstanding debentures.

Net Loss

Net loss from continuing operations for the three months ended March 31, 2008 and 2007 was $570,823 and $672,202, respectively, representing a $101,379, or 15% decrease in the net loss from continuing operations compared to the same period last year. The improvement in net loss is due primarily to decreased amortization costs related to our convertible debentures.

Net loss for the three months ended March 31, 2008 and 2007 was $570,823 and $465,511, respectively, representing a $105,312, or 23% increase in net loss compared to the same period last year. The net loss for the three months ended March 31, 2007 includes a net gain of $206,691 recognized by the Company upon the disposition of the Academy brand.

Financial Condition

From inception to March 31, 2008, we incurred an accumulated deficit of $13,397,232, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of convertible debenture amortization, selling and operating expenses related to expensing of stock, support of our plans to expand sales and distribution channels, development of new products and higher than anticipated cost of sales relative to sales.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the three months ended March 31, 2008, we had a net decrease in cash of $321,153. Total cash resources as of March 31, 2008, were $78,102, compared with $399,255 at December 31, 2007. We currently do not have sufficient funds to continue for the next twelve months.

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

Management is currently in the process of seeking additional debt and equity financing with related and unrelated parties. Management is also working with the holders of our convertible debentures to finance production and provide working capital when needed. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2007, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chief Executive Officer (who is also the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Execute Sports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle.

Based on its assessment, management concluded that, as of March 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Changes in internal Control over Financial Reporting

Our Chief Executive Officer (who is also the Principal Accounting Officer) has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1.  Legal Proceedings

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2008.

Item 3. Defaults Upon Senior Notes.

Due to our inability to pay, the Company is currently in default on the following Notes:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538

Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925

Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 15% per year; currently in default.	$48,923

Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default.	$32,065

TOTAL	$102,251

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference to
10.1	Departure of director Craig Washington, effective February 1, 2008.	Form 8-K filed February 7, 2008

10.2	Departure of director Benjamin Amendolara, effective February 8, 2008.	Form 8-K filed February 8, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Geno M. Apicella	Chief Executive Officer
Name: Geno M. Apicella	and Principle Accounting Officer	April 30, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated By Reference to
10.1	Departure of director Craig Washington, effective February 1, 2008.	Form 8-K filed February 7, 2008

10.2	Departure of director Benjamin Amendolara, effective February 8, 2008.	Form 8-K filed February 8, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith