Form 10-Q
period 2008-06-30
EXECUTE SPORTS INC
filed 2008-08-19
CIK 1330292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

EXECUTE SPORTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	333-125868	30-0038070
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

21143 Hawthorne BL #425, Torrance, California 90503
(Address of Principal Executive Office) (Zip Code)

(310) 515-8902
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
-------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
90,446,790 issued and outstanding as of August 15, 2008.

EXECUTES SPORTS, INC.

FORM 10-Q

INDEX

Item 1.  Financial Statements

EXECUTE SPORTS, INC.
Consolidated Balance Sheet (Unaudited)
As of June 30, 2008

June 30, 2008

ASSETS
CURRENT ASSETS
Cash	$211,300
Accounts receivable, net (Note A & B)	342,906
Inventory (Note C)	131,632
Deferred financing costs (Note G)	60,709
Other current assets	-

TOTAL CURRENT ASSETS	746,547

Fixed assets, net (Note B)	84,642
Intangible assets, net (Note E)	-
Deferred financing costs (Note G)	196,707
Loans receivable, net (Note D)	146,128

TOTAL ASSETS	$1,174,024

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of convertible debentures	$1,900,000
Short term borrowings	491,179
Secured borrowings	225,460
Related party notes payable	79,290
Accounts payable and accrued expenses	90,076
Interest accrued on convertible debentures	582,754

TOTAL CURRENT LIABILITIES	3,368,759

Non-current portion of convertible debentures	4,491,112

TOTAL LIABILITIES	7,859,871

STOCKHOLDERS' EQUITY (Note J)
Common stock, par value $.001, 100,000,000 shares authorized; issued and outstanding 90,446,790 at June 30, 2008	90,442
Additional paid-in capital	11,684,655
Retained earnings <deficit>	(18,460,944)

TOTAL STOCKHOLDERS' EQUITY	(6,685,847)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,174,024

SEE NOTES TO FINANCIAL STATEMENTS

-  1 -

INDEX

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

REVENUES & COST OF GOODS
Watersports sales	$1,625,547	$798,037	$1,954,770	$1,351,519
Sugar Sand sales	145,477	-	1,621,208	-

Total net sales	1,771,024	798,037	3,575,978	1,351,519

Watersports cost of sales	1,298,699	377,040	2,700,643	717,987
Sugar Sand cost of sales	-	-	249,310	-

Total cost of sales	1,298,699	377,040	2,949,953	717,987
Gross profit	472,325	420,997	626,025	633,532

EXPENSES
General and administrative expenses	203,466	342,141	476,103	680,604
Selling and advertising	131,058	24,658	157,233	47,493
Depreciation expense	1,241	2,530	103,871	5,060

Total expense	335,765	369,329	737,207	733,157

Income (loss) from operations	136,560	51,668	(111,182)	(99,625)

OTHER INCOME AND EXPENSES
Other income	-	47,121	-	47,583
Other expense	(5,441)	-	(5,441)	-
Interest expense	(287,990)	(143,129)	(530,177)	(213,540)
Loss due to discount on conversion to stock	-	-	-	(54,250)
Amortization of beneficial conversion feature of convertible debenture	(64,089)	(350,530)	(127,273)	(620,825)
Amortization of warrant discount related to convertible debenture	(2,679)	(95,390)	(5,357)	(185,771)
Amortization of deferred financing costs	(15,073)	(36,757)	(30,105)	(72,791)
Impairment of Sugar Sand	(4,825,000)	-	(4,825,000)	-

Total other income and expenses	(5,200,272)	(578,685)	(5,523,353)	(1,099,594)

Net loss before discontinued operations	(5,063,712)	(527,017)	(5,634,535)	(1,199,219)
Income (loss) from discontinued operations	-	-	-	(1,421)
Gain (loss) on disposal of discontinued operations	-	-	-	208,112

Total discontinued operations	-	-	-	206,691

NET INCOME (LOSS)	(5,063,712)	(527,017)	(5,634,535)	(992,528)

Net (loss) per common share Basic and diluted from continuing operations	$(0.056)	$(0.009)	$(0.063)	$(0.024)
Net (loss) per common share basic and diluted after discontinued operations	$(0.056)	$(0.009)	$(0.063)	$(0.020)
Weighted average common shares outstanding basic and diluted	90,446,790	56,597,608	89,965,919	50,791,144

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	-	450,000	-	450,000
Warrants	15,661,667	3,440,238	15,911,667	3,440,238
Debt collateralized with common stock	2,741,390,796	11,942,848	2,741,390,796	12,248,142

SEE NOTES TO FINANCIAL STATEMENTS

-  2 -

INDEX

EXECUTE SPORTS, INC.
Statements of Stockholders' Equity (Unaudited)
For the Year ended December 31, 2007 and the Six Months Ended June 30, 2008

	Common Stock		Additional Paid-in Capital	Retained Earnings <Deficit>	Total Stockholders' Equity

	Number of Shares	Amount

December 31, 2006	38,783,870	$38,779	$8,973,715	$(10,154,999)	$(1,142,505)

Shares issued for director compensation	3,266,968	3,267	107,265.00		110,532
Shares issued for services	3,177,271	3,177	98,342.00		101,519
Shares issued to induce creditor to make loans to the Company	1,400,000	1,400	27,200.00		28,600
Shares issued for notes payable	8,933,552	8,934	177,180.00		186,114
Shares issued pursuant to put agreement for repayment of debenture	7,679,788	7,680	263,643.00		271,323
Shares issued pursuant to put agreement for repayment of loans	22,302,887	22,303	313,752.00		336,055
Shares issued pursuant to put agreement for cash	1,912,205	1,912	74,256.00		76,168
Warrants issued for services			134,510.00		134,510
Beneficial conversion feature of convertible debenture			1,424,185.00		1,424,185
Warrant discount to convertible debenture			53,759.00		53,759
Net loss				(2,671,410)	(2,671,410)

December 31, 2007	87,456,541	$87,452	$11,647,807	$(12,826,409)	$(1,091,150)

Shares issued for director compensation	750,000	750	11,250		12,000
Shares issued for services	1,125,000	1,125	13,875		15,000
Shares issued for notes payable	991,349	991	10,806		11,797
Shares issued pursuant to put agreement for repayment of debenture	123,900	124	917		1,041
Net loss				(5,634,535)	(5,634,535)

June 30, 2008	90,446,790	$90,442	$11,684,655	$(18,460,944)	$(6,685,847)

SEE NOTES TO FINANCIAL STATEMENTS

-  3 -

INDEX

EXECUTE SPORTS, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,063,712)	$(527,017)	$(5,634,535)	$(1,199,219)
Net gain from discontinued operations				206,691
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,241	2,530	103,871	5,060
Stock based compensation expense	-	61,831	27,000	174,331
Loss on the conversion of convertible debt	-	-	-	54,250
Amortization of beneficial conversion feature	64,089	350,530	127,273	620,825
Amortization of warrant discount to convertible debenture	2,679	95,390	5,357	185,771
Impairment of Sugar Sand	4,825,000	-	4,825,000	-
Issuance of common stock for convertible debenture	-	-	-	53,126
Issuance of common stock for notes payable	-	233,253	-	233,253
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(73,537)	(1,349)	(315,783)	36,887
Inventory	100,062	323	(66,015)	(61,281)
Prepaid expenses	-	-	-	49,494
Other current assets	5,441	-	5,441	(5,441)
Accounts payable and accrued expenses	(51,422)	(272,410)	17,158	(657,038)
Debenture interest payable	231,253	31,475	268,264	61,992

NET CASH USED FOR OPERATING ACTIVITIES	41,094	(25,444)	(636,969)	(241,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-	-	(1,058)

NET CASH USED FOR INVESTING ACTIVITIES	-	-	-	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	-	76,168
Proceeds from convertible debenture	-	52,213	193,447	52,213
Proceeds from notes payable	943,981	731,425	1,002,412	1,110,299
Repayment of notes payable	(1,002,411)	(876,636)	(1,002,411)	(1,121,636)
Proceeds from related party notes payable			90,000	18,207
Repayment of related party notes payable	(90,000)		(90,000)	(62,300)
Secured borrowings	225,460	94,268	225,460	59,747
Financing related costs	15,074	36,757	30,106	72,791

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,104	38,027	449,014	205,489

NET INCREASE <DECREASE> IN CASH	133,198	12,583	(187,955)	(36,868)

CASH, beginning of period	78,102	24,935	399,255	74,386

CASH, end of period	$211,300	$37,518	$211,300	$37,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$800	$-	$800
Interest paid	$46,191	$-	$46,191	$-

Other non-cash investing and financing activities:
Shares issued for services	$-	$61,831	$27,000	$174,331
Shares issued for debt and accrued interest	$-	$233,253	$906	$504,576

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-  4 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited consolidated financial statements of Execute Sports, Inc. ("Execute Sports" or the "Company") as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007 filed with the United States Securities and Exchange Commission on March 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On March 3, 2005 the Company changed its name from Padova International U.S.A., Inc. (DBA Execute Sports) to Execute Sports, Inc.

In January 2006, the Company expanded its product mix by consummating the acquisition of Pacific Sports Group, Inc. ("PSG"), which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. In January 2007, the Company entered into a trademark transfer and assignment agreement whereby all rights, title, interest and good will in the Academy brand were transferred to the two former owners of PSG. In connection with the transfer, all of the Company's accounts payable and accounts receivable relating to the trademark were assigned as well.

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sands boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com. On April 25, 2008 the Company's only supplier and marketer of Sugar Sand boats filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and ceased operations and intends to liquidate. At this time the Company has determined that it is unlikely that it will be able to arrange any feasible means to produce Sugar Sand boats, and therefore, does not anticipate any revenue from the sale of Sugar Sand boats beyond our quarter ended June 30, 2008 (See Note E).

-  5 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles

Basis of Presentation
The unaudited consolidated financial statements include the accounts of Execute Sports and its wholly owned subsidiary PSG under the accrual basis of accounting.

Accounting estimates
The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation
The unaudited consolidated financial statements include the accounts of Execute Sports and its subsidiary, which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. As of June 30, 2008, the allowance for doubtful accounts was $10,000.

The Company has a factoring agreement with JD Factors. Pursuant to the agreement JD Factors will provide account receivable financing and factoring to the Company. JD Factors purchases the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts receivable of the Company.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the average costing method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

-  6 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

-  7 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition policy
Revenue from the sale of water sports clothing and apparel, and Sugar Sand boats is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment to the customer.

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Pursuant to EITF 99-19, The Company recognizes revenue from the sale of Sugar Sand boats on a gross basis.

Shipping and handling costs
The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising
The Company expenses all advertising costs as incurred. For the three months ended June 30, 2008 and 2007, the Company incurred approximately $91,175 and $8,118, respectively, in advertising expenses. For the six months ended June 30, 2008 and 2007, the Company incurred approximately $102,775 and $8,118, respectively, in advertising expenses.

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

Issuance of common stock
The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at management's estimate of the fair value of the shares issued or services rendered, whichever is more readily determinable.

Comprehensive loss
The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements included in this report.

-  8 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Impact of accounting standards
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Company's Board of Directors long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

-  9 -

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. The Company has not yet determined the impact, if any, of SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of FSP APB 14-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our financial statements.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. As of June 30, 2008, the Company's three largest customers accounted for 91% (50%, 27% and 14%) of accounts receivable. As of June 30, 2007, the Company's two largest customers accounted for 90% (79% and 11%) of accounts receivable.

For the three and six months ended June 30, 2008, three customers accounted for approximately 93% (66%, 15% and 12%) and 77% (43% and 34%) of sales, respectively. For the three and six months ended June 30, 2007, three customers accounted for approximately 93% (45%, 25% and 23%) and 93% (54%, 24% and 15%) of sales, respectively.

For the three and six months ended June 30, 2008, none of the Company's net sales were made to customers outside the United States. For the three and six months ended June 30, 2007, none of the Company's net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. For the three and six months ended June 30, 2008, one supplier accounted for approximately 89% and three suppliers accounted for 99% (67%, 18%, and 14%) of product purchases, respectively. For the three and six months ended June 30, 2007, the Company's two largest suppliers individually accounted for approximately 100% (67% and 33%) and 97% (71%, and 27%) of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at June 30, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE B - ACCOUNTS RECEIVABLE

On September 12, 2005, the Company entered into a factoring agreement with JD Factor (the "Factor"). The Factor purchases certain customer accounts receivable on a non-recourse basis with certain broad exceptions. The Factor initially advances 80% of the amount of the invoice with the remainder, less fees, paid to the Company once the customer pays the invoice. The Company performs substantially all collection efforts. Under certain circumstances the Factor has the right to charge back to the Company for specific invoices.

The interest rate charged to the Company varies depending on the age of the receivable upon customer payment. The factoring agreement is collateralized by substantially all of the Company's assets.

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of June 30, 2008, and balance due to the Factor was $225,460 and $0, respectively, which is collateralized by factored receivables of approximately $281,825.

The accounts receivable balance as of June 30, 2008 is reported net of an allowance for doubtful accounts of $10,000.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Finished goods	$131,632	$65,617

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2008 consists of the following:

	June 30, 2008	December 31, 2007

Computer and office equipment	$127,745	$127,745
Furniture and fixtures	2,281	2,281
Machinery and equipment	11,262	11,262

	$141,288	$141,288
Less: Accumulated Depreciation	(56,646)	(52,774)

	$84,642	$88,514

Depreciation expense for the three months ended June 30, 2008 and 2007 was $1,241 and $2,530, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $3,871 and $5,060, respectively.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE E - INTANGIBLE ASSETS

On August 29, 2007, the Company entered into an Asset Purchase Agreement (the "Agreement") with Challenger Powerboats, Inc. ("Challenger") and its wholly owned subsidiary, IMAR Group, Inc. ("IMAR", together with Challenger, the "Sellers"), pursuant to which Execute Sports purchased from the Sellers, and Sellers sold and transferred to Execute Sports, all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR's business of designing, manufacturing and marketing water jet powered Sugar Sands boats, including the SUGAR SAND trade names and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain www.sugarsand.com, trades secrets and copyrights and their goodwill. The purchase price was $5,000,000. Execute Sports did not assume any obligations of IMAR in connection with the acquisition, other than the obligation to procure or maintain permits in connection with the post-closing operation of the Business by the Company. The following trade names were included in the purchase: Sugar Sand, Sugar Sand Sting, Sugar Sand Tango, Sugar Sand Mirage, Sugar Sand Calais, Sugar Sand Oasis, and Sugar Sand Airwave.

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

Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company evaluated the Sugar Sand trademarks for impairment at December 31, 2007. At the time our analysis fair value was in excess of the $3,500,000 carrying balance of trademarks and the Company did not record any impairment expense.

On April 25, 2008, Challenger filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and indicated it intends to liquidate. At this time the Company has determined that it is unlikely that it will be able to arrange any feasible means to produce Sugar Sand boats, and therefore, does not anticipate any revenue from the sale of Sugar Sand boats beyond our quarter ended June 30, 2008. Thus, during the quarter ended June 30, 2008, the Company recognized an impairment charge of $4,825,000 million related to the entire investment made in Sugar Sand as it is unlikely that the Company will realize any future revenue from the sale of Sugar Sand boats beyond our quarter ending June 30, 2008.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE F - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of June 30, 2008, the entire balance of the loans was in default. However, we are in the process of collections and believe a portion will be collected. Therefore, the Company has created a reserve of $250,000 against the loans and classified the net balance into noncurrent assets, as collection cannot be assured to occur within the next twelve months..

NOTE G - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)
On May 15, 2006, the Company completed a private placement of convertible debentures to Dutchess Private Equities Fund, L.P. ("Holder" or "Dutchess") generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company's common stock. Third party fees totaled $191,000, which were paid in cash. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make any of the scheduled interest or principal payments on the debentures during the three month and six month periods ending June 30, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture agreement payment schedule provides for full repayment by September 15, 2007, or sixteen (16) months from the closing date. However, the debenture agreement maturity date is September 30, 2011 at which time any remaining principal balance automatically converts to the Company's common stock. The Company has recorded the entire principal balance of $1,900,000 of this debenture as a current liability due to the short term nature of the agreement payment schedule.

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

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. The Company recognized $36,757 and $72,791 during the three and six months ended June 30, 2007, respectively, as other expense related to the amortization of the issuance costs. The deferred financing costs were fully amortized as of September 30, 2007.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture was amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. The Company recognized $95,390 and $185,771 during the three and six months ended June 30, 2007, respectively, in non-cash amortization expense related to the warrant discount. The warrant discount was fully amortized as of September 30, 2007.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)
The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount was amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. The Company recognized $350,530 and $620,825 during the three and six months ended June 30, 2007, respectively, in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount. The beneficial conversion feature was fully amortized as of September 30, 2007.

During the three and six months ended June 30, 2008, the Company made no payments nor issued any stock in repayment of this debenture. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make any of the scheduled interest or principal payments on the debentures during the three month and six month periods ending June 30, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

During the three and six months ended June 30, 2008, the Company recognized $59,226 and $116,706, respectively, in interest expense related to the May 2006 debenture. During the three and six months ended June 30, 2007, the Company recognized $52,512 and $105,561, respectively, in interest expense related to the May 2006 debenture.

The debenture balance, including interest and principal as of June 30, 2008 is $2,009,702.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000)
On August 23, 2007, the Company completed a private placement of convertible debentures to Dutchess Private Equities Fund LP generating gross proceeds of $5.75 million, and the issuance of warrants to purchase 5,750,000 shares of the Company's common stock for $.02 per share. Fees totaled $307,500, which were paid in cash. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make any of the scheduled interest payments on the debentures during the three month period ending June 30, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture has a term of five (5) years and matures August 23, 2012. Any remaining principal balance automatically converts to the Company's common stock. The Company is not obligated to make principal payments until maturity. Therefore, the Company has classified the entire balance of $4,424,344 of this debenture as a non current liability.

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

The issuance costs related to the convertible debentures of approximately $307,500 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the debenture which is calculated based upon the effective interest method. During the three and six months ended June 30, 2008, the Company recognized $15,073 and $30,105, respectively, as other expense related to the amortization of the issuance costs. The balance of deferred financing costs as of June 30, 2008 was $257,416.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $53,759 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.02, Strike price $.025, volatility 14.28%, risk free rate 4.62%, and zero dividend yield. The discount to the debenture is being amortized over the term of the debenture and is calculated based upon the effective interest method. During the three and six months ended June 30, 2008, the Company recognized $2,679 and $5,357, respectively, in non-cash amortization expense related to the warrant discount.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)
The Company determined that the debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($0.020) being less than the closing stock price ($.025) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,424,185 using the intrinsic value method. The BCF discount is being amortized over the term of the debenture. During the three and six months ended June 30, 2008, the Company recognized $64,089 and $127,273, respectively, in non-cash amortization expense attributable to the amortization of the BCF discount.

During the six months ended June 30, 2008, the Company issued 123,900 shares of common stock in payment of $1,041 of interest related to the August 2007 debenture.

During the three and six months ended June 30, 2008, the Company recognized $172,027 and $344,055, respectively, in interest expense related to this debenture.

The debenture balance, including interest and principal as of June 30, 2008 is $6,223,052.

As of June 30, 2008, the actual dollar amount due to the Holders of the Company's May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures, including accrued interest was $8,232,754. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Amount borrowed under the convertible debentures	7,650,000	7,650,000
Accrued interest	582,754	314,490
Payments applied to principle	-	(191,591)

Debenture balance payable	8,232,754	7,772,899

Unamortized beneficial conversion feature	(1,214,053)	(1,341,327)
Unamortized Warrant discount	(44,835)	(50,191)

Recorded debenture balance	6,973,866	6,381,381

BALANCE SHEET ACCOUNTS
Current portion of convertible debentures	1,900,000	1,708,409
Interest accrued on convertible debentures	582,754	314,490
Non-current portion of convertible debentures	4,491,112	4,358,483

Recorded debenture balance	6,973,866	6,381,382

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

Investment Agreement
In connection with the debenture, the Company entered into a separate Investment Agreement on May 15, 2006 with Dutchess Private Equities Fund, L.P., which provides for the sale and issuance from time to time of up to $10,000,000 in shares of Common Stock for a period of up to 36 months from the date the Registration Statement is declared effective. The maximum number of shares that the Company may put to Dutchess at any one time shall be equal to, at the Company's election, either (a) 200% of the average daily volume in the U.S. market of the Common Stock for the ten trading days prior to the date the Company notifies Dutchess of its intent to sell shares to Dutchess, multiplied by the average of the three daily closing bid prices immediately preceding the date a Put Notice is delivered, or (b) a number of shares having a value of $100,000. The Company may not submit a Put Notice until after the completion of a previous sale under the Investment Agreement. The purchase price for the Common Stock to be sold shall be equal to 93% of the lowest closing best bid price of the Common Stock during the five-day period following the date the Company delivers a Put Notice. Since the price of the shares put to Dutchess are expected to be below market price at 93% of the market price, there is no added benefit to the Company. Thus, the Company has not recorded an asset related to this agreement. Upon the delivery of shares and receipt of cash related to this Investment Agreement, the Company records the increase in cash or decrease in debenture interest and principal, and an increase in common stock and additional paid in capital.

During the three months ended March 31, 2008, the Company placed puts with Dutchess totaling $1,041 resulting in the issuance of 123,900 shares of common stock that reduced the same amount of accrued interest. No puts were placed with Dutchess during the quarter ended June 30, 2008.

NOTE H - NOTES PAYABLE

Notes Payable
Non-related party notes payable at June 30, 2008 is as follows:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538
Unsecured demand note payable to John Helms bearing interest at 4% per year; matures 3/31/09.	$63,370
Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 15% per year; currently in default.	$48,923
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures May 1, 2008.	$45,623
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures September 13, 2008.	$312,000

TOTAL	$491,179

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The interest rate offered on the 2% through 4% loans above is below market rate. The Company has determined the difference between the stated interest rate and the rate available at the date of the loan(s) would be immaterial to these financial statements.

In January 2008, the Company issued 991,349 shares of common stock to John Helms in exchange for $11,797 in amounts owed to him, including accrued interest of $816 and principal of $10,981.

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

As an incentive to enter into this note, the Company issued to Dutchess 800,000 shares of the Company's restricted common stock. During the year ended December 31, 2007, the Company issued 4,699,033 shares of common stock in repayment of $86,377 of the May 1, 2007 promissory note, which has a balance of $45,623 as of June 30, 2008.

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

During the three months ended March 31, 2008, the Company borrowed $55,915 from a single source for the purchase of goods for resale. The loan includes a 4.5% fee, or $2,516 bringing the total amount due to $58,431. During the three months ended June 30, 2008, the Company repaid $58,431.

During the three months ended June 30, 2008 and 2007, the Company recognized $4,301 and $32,975 of interest expense related to notes payable. During the six months ended June 30, 2008 and 2007, the Company recognized $6,620 and $37,851 of interest expense related to the notes payable. No interest was paid during the three and six months ended June 30, 2008 or 2007.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE H - NOTES PAYABLE (Continued)

Related Party Notes Payable
Related party Notes payable at June 30, 2008 is as follows:

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

During the three months ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, former CEO. The funds were used to purchase goods for resale and bear interest of 4.5% per purchase transaction. During the three months ended June 30, 2008, the Company repaid $90,000 and interest of $4.050.

During the three and six months ended June 30, 2008 and 2007, the Company recognized $5,484 and $1,434, respectively, of interest expense related to the notes above. No interest was paid during the three months ended March 31, 2008 or 2007.

Purchase Order Financing
During the three and six months ended June 30, 2008, the Company borrowed $1,002,412 from a non related party for the purchase of inventory. The borrowings were secured by the inventory financed. The Company repaid all amounts due and incurred approximately $42,141 of interest expense.

NOTE I - STOCKHOLDERS' EQUITY

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

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE I - STOCKHOLDERS' EQUITY (Continued)

During the year ended December 31, 2007, the Company issued 8,933,552 shares of common stock in exchange for the retirement of $205,476 of principal amount owed and $14,145 of accrued interest thereon. The stock was valued at the closing price of the stock on the date of issuance and resulted in an increase to shareholders equity of $186,114 and a gain of $33,507.

During the year ended December 31, 2007, the Company issued 31,894,880 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $683,543. Of this amount $76,168 was received in cash, $219,530 was applied to promissory notes made to the Company (See Note H), $54,250 was recognized as a loss due to the conversion discount, $217,073 was applied to accrued interest on the May 2006 debenture and $116,525 was applied to accrued interest on the August 2007 debenture.

During the three months ended March, 2008, the Company issued 750,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $12,000 to two of its directors as payment in lieu of cash.

During the three months ended March 31, 2008, the Company issued 1,125,000 shares of common stock valued at the closing price of the stock on the date of issuance, or $15,000 as payment for services rendered in lieu of cash.

There was no stock activity for the three months ended June 30, 2008.

During the three months ended March 31, 2008, the Company issued 991,349 shares of common stock in exchange for the retirement of $10,981 of principal amount owed and $816 of accrued interest. The stock was valued at the closing price of the stock on the date of issuance.

During the three months ended March 31, 2008, the Company issued 123,900 shares to Dutchess pursuant to the Investment Agreement (See NOTE G). The total value of the shares on the dates of issuance was $1,041. This amount was applied to accrued interest on the August 2007 debenture.

There was no stock activity for the three months ended June 30, 2008.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE J - WARRANTS

At June 30, 2008, the Company had 15,661,667 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Expiration Date	Fair Market Value

May 2006 Debenture	2,911,667	$0.150	5/15/11	-
August 2007 Debenture	5,750,000	$0.020	8/23/12	575
B	5,000,000	$0.001	5/23/012	45,500
B	2,000,000	$0.001	5/23/012	18,200

Total	15,661,667			$64,275

The fair market value of warrants is calculated using the Black-Scholes Option Pricing Model.

During the six months ended June 30, 2008, the Company canceled 500,000 warrants that had expired.

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

The Company noted that if all warrants (15,661,667) were exercised and added to the currently outstanding shares (90,446,790), the Company would have 106,108,457 shares outstanding, which is 6,108,457 shares in excess of the authorized shares of 100,000,000. Pursuant to EITF 00-19, this should result in a portion of the warrants being reclassified from permanent equity to liabilities. However, given that the total value of debentures is only 5% of total assets and that the debenture warrants which total 8,661,667 and have a fair value of only $575, the Company has elected to maintain the classification of all warrants as permanent equity.

INDEX

EXECUTE SPORTS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE K - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is considering a range of options including liquidating its inventory in the ordinary course of business and ceasing its operations or developing a revised plan to manufacture and sell its products. Implementing a strategy to continue to manufacture and sell its products would encompass the following actions: 1) obtain funding from new investors to alleviate the Company's working capital deficiency; and 2) implement a plan to generate additional sales. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.

NOTE L - RELATED PARTY TRANSACTIONS

In January 2008, just prior to his departure as a board member, the Company made payments totaling $2,000 to Craig Washington for accounting services.

During the three months ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, former CEO (See NOTE H). During the three months ended June 30, 2008, the Company repaid $90,000 and interest of $4,050.

NOTE M - CONTINGENCIES

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

INDEX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report on Form 10Q are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included on Form 10-KSB as filed with the Commission on March 31, 2008.

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

INDEX

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

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Pursuant to EITF 99-19, the Company recognizes revenue from the sale of Sugar sand boats on a gross basis.

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

INDEX

Overview

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue

Net Sales for the three months ended June 30, 2008 and 2007 were $1,771,024 and $798,037, respectively, representing a $972,987, or 122% increase. Net Sales for the six months ended June 30, 2008 and 2007 were $3,575,978 and $1,351,519, respectively, representing a $2,224,459, or 165% increase. The three and six month year-over-year increase is due primarily to an increase in watersports sales of $603,251 and $1,621,208 of sales related to Sugar Sand boats that were not part of the Company's product portfolio during the same period in the previous year. Going forward we expect Sugar Sand boat sales to end as a result of Challenger's chapter 7 bankruptcy filing (see Financial Footnote E - "Intangible Assets").

Gross Margin

Gross margin for the three months ended June 30, 2008 and 2007 was $472,325 or 27% of revenue and $420,997, or 53% of revenue, respectively. Gross margin for the six months ended June 30, 2008 and 2007 was $626,025 or 18% of revenue and $633,532, or 47% of revenue, respectively. The decrease in gross margin over the previous year was primarily due to Sugar Sand sales which have approximately a 5% gross margin compared to watersports whose gross margin is higher than Sugar Sand boats. The Company also experienced higher watersports cost of goods as a result of increased fuel and rubber costs compared to the prior year.

Operating Expenses

Selling, General and Administrative expenses for the three months ended June 30, 2008 and 2007 was $335,765 and $369,329, respectively, representing a $33,564 or 9% decrease. Selling, General and Administrative expenses for the six months ended June 30, 2008 and 2007 was $637,207 and $733,157, respectively, representing a $95,950 or 13% decrease. The year-over-year decrease was due to primarily to a decrease in personnel and stock compensation offset by higher sales and marketing costs compared to the same quarter in the prior year.

Other Income and Expenses

Other expense for the three months ended June 30, 2008 and 2007 was $5,200,272 and $578,685, respectively, representing a $4,621,587 increase in expense. Other expense for the six months ended June 30, 2008 and 2007 was $5,523,353 and $1,099,594, respectively, representing a $4,423,759 increase in expense. The increase is due primarily to the impairment of our Sugar Sand investment, higher interest expense related to our August 2007 convertible debenture that was not present during the same three and six month periods in 2007 offset by lower amortization expenses related to our convertible debentures as a result of the May 2006 debenture related amortization ending in September 2007.

INDEX

Net Loss

Net loss for the three months ended June 30, 2008 and 2007 was $5,063,712 and $527,017, respectively, representing a $4,536,695 increase in the net loss from continuing operations compared to the same period last year. Net loss from continuing operations for the six months ended June 30, 2008 and 2007 was $5,634,535 and $1,199,219, respectively, representing a $4,435,316 increase in the net loss from continuing operations compared to the same period last year. The increase in net loss is due primarily to the recognition of an impairment charge of $4,825,000 related to our Sugar Sand investment and higher costs for goods offset by lower amortization costs related to our convertible debentures and slightly lower overall operating costs.

Net loss for the six months ended June 30, 2008 and 2007 was $5,523,353 and $992,528, respectively, representing a $4,642,007 decrease in net loss compared to the same period last year. The net loss for the six months ended June 30, 2007 includes a net gain of $206,691 recognized by the Company upon the disposition of the Academy brand.

Financial Condition

From inception to June 30, 2008, we incurred an accumulated deficit of $18,460,944, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of convertible debenture amortization, selling and operating expenses related to expensing of stock, support of our plans to expand sales and distribution channels, development of new products and higher than anticipated cost of sales relative to sales.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the six months ended June 30, 2008, we had a net decrease in cash of $187,955. Total cash resources as of June 30, 2008, were $211,300, compared with $399,255 at December 31, 2007. We currently do not have sufficient funds to continue for the next twelve months.

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

INDEX

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. During 2007 and the latter half of 2006, the Company's cost control strategies focused on managing general and administrative expenses through keeping headcount to a minimum, amongst other things, and maintaining a focused marketing and sales strategy that leverages existing channel partnerships.

The Company is considering a range of options in view of its liquidity concerns which include liquidating its inventory in the ordinary course of business and ceasing its operations or developing a revised plan to manufacture and sell its products. In order to implement a strategy to continue to manufacture and sell its products the Company would require additional working capital from new sources. There can be no assurance that such capital is available to the Company upon terms it would find agreeable. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is also our Chief Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive/Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) accumulated and communicated to our management, including our Chief Executive/Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2008, the Company brought a fraud and breach of contract claim against Duane Pacha and Jeff Baughn ("Pacha and Baughn") claiming $1,200,000 in damages suffered by the Company in connection with the purchase of Pacific Sports. The suit was filed in the Superior Court of California, County of San Diego and was given case number 37-2007-0065224-CU-BC-CTL. A breach of an employment agreement claim has been asserted by each of Messrs Pacha and Baughn in the aggregate amount of approximately $200,000. The Company's suit against Messrs Pacha and Baughn was filed and then stayed pending arbitration of the employment disputes. Presently, we are waiting for Messrs. Pacha and Baughn to proceed before the American Arbitration Association with their claims. The Company intends to aggressively pursue its cross-claim against Messrs Pacha and Baughn and vigorously oppose the claims by them.

A former investor in the Company, Craig Hudson ("Hudson"), is attempting to collect on a former note with an alleged past due amount of approximately $32,000. Judgment was previously entered in the amount of approximately $50,000.  The outcome of any collection actions by Hudson is uncertain particularly in view of the senior lien that Dutchess has against all of the Company's assets.

On June 27, 2007 the Company received notice of a claim for alleged unpaid services by Coburn Mikacich ("Mikacich") in the amount of $21,600. The Mikacich matter, filed in the Superior Court of California, County of Sacramento (Case No. 07AS02941) on June 27, 2007 is in the process of being transferred from Sacramento County to Los Angeles County, California. The parties are presently in the process of negotiating a settlement which will not have a material affect on the Company.

On December 12, 2007 the Company's former Chief Financial Officer, Sheryl Gardner ("Gardner"), brought a claim against the Company in the Superior Court of California, County of Los Angeles (Case No. BC382104) seeking payment on a note, unpaid vacation time, and alleging fraud in inducement to sign a subsequent note and for unpaid vacation time. Ms. Gardner is seeking $323,231.02 in damages. The parties will participate in a mediation and discovery has begun.  The Company intends to vigorously oppose her claims and has filed a cross-claim for monies due. The Company believes that the likelihood of an unfavorable outcome is low since the claims against Ms. Gardner are likely to offset any success which may be obtained and amounts she has already received.

INDEX

On September 17, 2007, Ta Hwa Manufacturer ("Ta Hwa"), by a previous Chinese manufacturer of the Company's products, brought suit against the Company in the Superior Court of California, County of Los Angeles (Case No. YC055925) on September 17, 2007 alleging unpaid invoices in the amount of approximately $250,000. Discovery is almost complete and a mediation will be scheduled.  The Company intends to vigorously oppose the action, and potentially file a cross-claim for monies due against Ta Hwa and related parties.

On August 30, 2007, a former officer of the Company, Scott Swendener ("Swendener"), has brought a claim for indemnification for credit card charges and breach of contract. The suit was filed in the Superior Court of California, County of Orange (Case No. 07SL03977) on August 30, 2007 and Swendender is seeking $24,000.00 damages.  Trial has begun and a status conference is scheduled.  The Company intends to vigorously oppose his claims.

On December 6, 2006, the Company has filed suit against 449 Corporation, WDHQ, Inc., Donald Swedo and Charlene Swedo for unpaid notes ("449") in the amount of approximately $500,000. The suit was filed in the Superior Court of California, County of San Diego (Case No. 37-2007-00069024-CU-BC-CTL) on December 6, 2006.  Discovery will be proceeding shortly. The Company intends to aggressively pursue its claims. An unfavorable outcome should have no material affect on the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008 the Company issued 991,349 shares of restricted common stock in exchange for the retirement of $10,981 of principal amount owed and $816 of accrued interest.  The stock was valued at the closing price of the stock on the date of issuance.

In February 2008 the Company issued 1,125,000 shares of restricted common stock valued at the closing price of the stock on the date of issuance, or $15,000, as payment for services rendered in lieu of cash.

In February 2008 the Company issued 750,000 shares of restricted common stock valued at the closing price of the stock on the date of issuance, or $12,000, to two of its directors as payment for services rendered in lieu of cash.

Item 3. Defaults Upon Senior Securities

The Company is in default on the payment of interest on two senior secured debentures issued to Dutchess Private Equities Fund LP having a combined unpaid principal balance of $7,650,000 as of June 30, 2008. As of June 30, 2008 the combined amount of unpaid interest in arrears on the two debentures is $582,754 (see also Financial Footnote G). The debentures are secured by a lien on all of the Company's assets. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date. Such remedies could include Dutchess taking action to foreclose on all of the Company's assets. Management is actively communicating with Dutchess in order to reach a mutually agreeable plan to repay and/or restructure the debentures and avoid the initiation of any drastic collection action being taken against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

INDEX

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification o Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXECUTE SPORTS, INC.

Dated: August 19, 2008	/s/ James R. Arabia
James R. Arabia
Chief Executive Officer and Chief Financial Officer

INDEX