Form 10KSB/A
period 2007-12-31
EXECUTE SPORTS INC
filed 2008-10-08
CIK 1330292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from: _____________ to _____________

Commission File No.  333-125868

EXECUTE SPORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0038070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21143 Hawthorne BL #425,
Torrance, California 90503
(Address, Including Zip Code, Including Area Code, Of Registrant's mailing address)

Registrant's telephone number, including area code
(310) 515-8902

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
[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

The Registrant's revenues for the year ended December 31, 2007 were $1,832,011.

The aggregate market value of the Registrant's common stock held by non-affiliates (77,980,744) of the Registrant on March 7, 2008 (based on the closing sale price of US $0.012 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $935,769. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on March 7, 2008 was 90,446,790.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

TOC

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Execute Sports, Inc. (the "Company") on March 28, 2008 (the "Original 10-KSB"). The Company is amending (i) Item 8A, Controls and Procedures, (ii) certain notes to the Financial Statements; and (iii) the certifications contained in Exhibits 31.1.

This Amendment to the Annual Report on Form 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, March 28, 2008.

PART I

Forward Looking Statement

Statements in this Annual Report on Form 10-KSB (including the exhibit) that are not purely historical facts, including statements regarding Execute Sports, Inc.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render Execute Sports, Inc.'s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions which could cause Execute Sports, Inc.'s actual results to differ from management's current expectations are contained in Execute Sports, Inc.'s filings with the Securities and Exchange Commission. Execute Sports, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

ITEM 1.  BUSINESS

SUMMARY OF CORPORATE HISTORY

Execute Sports, Inc. (the "Company," "we" or "us") was founded in 2002 as Padova International USA, Inc. to produce graphics kits and ancillary soft goods for the motocross, enduro and ATV markets.

In 2003, the Company launched its water sports division under the "Execute" brand to provide wetsuits, vests, rash guards and ancillary products to the wake board and ski markets.

Over the past few years, we have established distribution for our products throughout North America, Europe, Australia, South Africa and into Asia with customers including GI Joe's, Big 5, Boater's World, Bass Pro and Overton's.

In 2006, we expanded our commitment to the action sports industry by acquiring Pacific Sports Group, Inc., ("PSG") which owned and operated Academy Snowboards, Kampus Wakesk8s, Kampus Wake Shoes and Collective Development Bags and Bindings. During 2006, the Company found the return on investment of the previous PSG brands was insufficient to justify spending additional resources on these brands moving into 2007. Thus, in January, 2007, the Company entered into a trademark transfer and assignment agreement whereby all right, title, interest and goodwill in the Academy brand were transferred to the two former owners of PSG. In connection with the transfer, all of the Company's accounts payable and accounts receivable relating to this trademark were assigned as well.

TOC

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

DESCRIPTION OF BUSINESS

On January 31, 2007 we fully divested our snow sports products including snowboards and related accessories and apparel marketed under the "Academy" brand.

Our water sports products include US Coast Guard Approved Vests, wetsuits, rash guards, spray tops, dry tops wakeskates and an assortment of accessories. Our products are marketed under the "Execute" brand name as well as various other OEM brand names.

The Company markets its Execute branded product line through a network of independent dealers located throughout the United States and through a multitude of distributors through out the world. The Company also has a major presence with many different on-line retailers. The "Execute" brand has existed since 2002 and is vastly becoming one of the most respected names in the water sports market - especially amongst wakeboard and wakeskate consumers.

Effective August 29, 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sand boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com from IMAR Group, Inc. ("IMAR"), a wholly owned subsidiary of Challenger Powerboats, Inc. ("Challenger"). In connection with this transaction, we paid approximately $5 million in cash provided through a convertible debenture. Also, in connection with the transaction, the Company and IMAR entered into an Agreement for Exclusive Right of Supply, pursuant to which IMAR will manufacture and be the exclusive supplier of the Sugar Sand line of jet boats to the Company for an initial term of ten years. In addition, the Company entered into an Exclusive Sales and Marketing Agreement with Challenger pursuant to which Challenger will provide sales and marketing services related to the Sugar Sand boats for the Company for an initial term of ten years. We target the recreational boating market with our Sugar Sand line of products.

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company's aggressive marketing strategy which consists of aligning its brand with leading wakeboard and wake skate athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

TOC

We are a publicly traded company and our Common Stock trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "EXCS."

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

The entire line of "Execute" branded products is available at leading sporting goods stores, including BIG 5, Joe's Outdoors and Bass Pro as well as online at The Sports Authority, Sport Chalet and Dick's Sporting Goods, marine dealers and independently owned pro shops. Our line is also available on line at leading sporting goods outlets. Our primary focus has been to establish the "Execute" branded line in the wakeboard, wake skate, water ski and PWC markets. We have made an effort to market our products to the mass market and not limit ourselves to smaller shops which are traditionally owned by the surf brands.

The Company is also a leading designer and manufacturer of private label products such as wetsuits and life vests.

Business Model

We currently market our products under the name of "Execute" and "Rapids." The Execute brand is specific to the wake and ski market and the Rapids brand is specific to paddle sports.

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

TOC

Through its direct efforts, as well as through independent sales representatives, the Company has established distribution to more than 200 retail stores in the United States, including Big 5, Joe's Outdoor, Boater's World, Marine Max, Bass Pro and a slew of major on-line retailers including Amazon.com, The Sports Authority.com and Dicks Sporting Goods.com. Worldwide, the Company relies on strategic distribution partnerships to establish retail channels. Management believes the Company's relationship with its distributors to be a major strength.

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

SUGAR SAND BUSINESS

Sugar Sand boats have been in production for more than a decade. The legacy that began in 1993 as a builder of small Mercury Sport Jet-powered boats has quickly grown and expanded. Since that time, engine sizes and options have grown dramatically. Mercury's Sport jet has become the market standard, and many competitors have come and gone. Sugar Sand has remained the market leader in performance and style. Built to a higher standard, Sugar Sand boats range in length from 16 to 23 feet and are crafted under high quality standards.

Sugar Sand uses hand-laid fiberglass cloth to manufacture our hulls. While this is a more expensive and time-consuming process, it allows for increased strength and performance, not to mention a quieter ride. It is a reflection of how seriously we take the responsibility of giving you a "best in class" boat. We aim to design our hulls to out-perform any other boat in our class. Mixing function and form, and blending it with an exceptional array of colors, we hope to give our customers a Craft to be proud of.

Business Model

Through our Exclusive Sales and Marketing Agreement with Challenger Powerboats, Inc., the Company markets Sugar Sand through a dealer network comprised of more than one hundred dealers, with a footprint throughout the United States, Canada, Mexico, Europe, Australia, the Middle East and Japan.

TOC

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

TOC

We believe our products offer the following advantages over competitive products:

•	Durability: Our hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

•	High Performance and Stability: The Challenger performance series utilizes a "V" shape hull design that creates a much more stable boat at high speeds, as well as improved performance in the water.

•	Best Cost: The prices for our commercial boats are competitive with the prices offered by our competitors.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to increase sales. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding the Company does obtain will be sufficient to meet the Company's needs in the long term. Through December 31, 2007, a significant portion of our financing has been through debt financing and private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

TOC

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

TOC

Our industry is highly competitive and we may not be able to compete effectively, which could reduce demand for our services.

The markets in which we operate are intensely competitive. Our primary competitors for wetsuits include Jet Pilot, Body Glove, O'Neill, Rip Curl and Quiksilver. Our primary competitors for Sugar Sand boats include Yamaha Marine Group, building approximately 6,000 units per year and Sea Doo, a Bombardier Company building approximately 6,000 units per year. The market for the Company's products is characterized by competing businesses introducing products similar to those offered by the Company. There are relatively low barriers to entry into the watersports business whereas the barriers into the power boat business are somewhat higher. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sale and marketing and other resources than does the Company. The Company is vulnerable to a competitor making a late, but well-funded, run at the Company if it is not aggressive in quickly attaining a consumer base sufficient for the Company to rely on for sustainable cash flow, and strategic partners as well as establishing a strong brand identity.

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

TOC

We are a high risk early stage company.

The Company is a high-risk early stage company with limited operating history in a competitive industry. In addition, the Company's limited operating history provides a limited basis on which to base an evaluation of its business and prospects. In addition, the Company's revenue model relies substantially on the assumption that the Company will be able to successfully expand its sales and distribution channels in key markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful in our markets, the Company must, among other things:
•	Continue to expand distribution and sales channels for its products;

•	Attract and maintain customer loyalty;

•	Continue to establish and increase awareness of the Company's brand and develop customer loyalty;

•	Provide desirable products to customers at attractive prices;

•	Establish and maintain strategic relationships with strategic partners and affiliates;

•	Rapidly respond to competitive developments;

•	Build an operations and customer service structure to support the Company's business; and

•	Attract, retain and motivate qualified personnel.

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

TOC

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

As a result of our history of incurring net losses, the relatively short-term nature of our licensing, distribution and partner agreements, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:
•	the Company's ability to establish and strengthen brand awareness;

•	the Company's success, and the success of its strategic partners, in promoting the Company's products;

•	the overall market demand for water sports and Sugar Sand products of the type offered by the Company and in general;

•	pricing changes for our products as a result of competition or otherwise;

•	the amount and timing of the costs relating to the Company's marketing efforts or other initiatives;

•	the timing of contracts with strategic partners and other parties;

•	fees the Company may pay for distribution and promotional arrangements or other costs it incurs as it expands its operations;

•	the Company's ability to compete in a highly competitive market, and the introduction of new products by the Company; and

•	economic conditions specific to the water sports and power boat industries and general economic conditions.

TOC

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

The Company anticipates that a period of expansion will be required to address potential growth in its customer base, market opportunities and personnel. This expansion will place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company anticipates entering into relationships with various strategic partners and third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel for planned operations, or that Company management will be able to identify, manage and exploit existing and potential strategic relationship and market opportunities. The failure of the Company to manage growth effectively could have a material adverse effect on the Company's business because it might be unable to meet purchase order demands from its customers, or maintain a level of inventory sufficient to support demand. This could cause the Company to lose customer and distribution relationship that would, in turn have an adverse affect on the Company's results of operations and financial condition. In which case, the Company's share price could be adversely affected.

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

TOC

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

TOC

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

As of December 31, 2007, a total of 38,455,460 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144   adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of six months may thereafter sell. Further, affiliates of the Company may sell after a one-year holding period, in brokerage transactions, an amount of shares not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

TOC

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains a distribution warehouse in Gardena, California with sales offices in Redondo Beach, Burbank and Torrance, CA. The Company does not currently lease office space.

ITEM 3.  LEGAL PROCEEDINGS

A former investor, Todd Hahn ("Hahn"), has threatened a suit against the Company. There have been no communications between the parties since early 2007 and no suit has been filed. We are presently unsure whether an action is likely to proceed. Based upon investigation by counsel with management and a review of the pertinent documents, the action appears to lack merit, thus management intends to vigorously oppose any claim. There is little likelihood of success on the threatened claim, and even if successful, such success would have no material affect on the operations of the business.

The Company brought a claim against Duane Pacha and Jeff Baughn ("Pacha and Baughn") relating to losses suffered by the Company for fraud and breach of contract in the purchase of Pacific Sports. The suit was filed in the Superior Court of California, County of San Diego (Case No. 37-2007-0065224-CU-BC-CTL) on April 19, 2008 and claims $1,200,000. A claim for breach of an employment agreement has been asserted by each of Messrs. Pacha and Baughn in the aggregate amount of approximately $200,000. The Company's suit against Messrs. Pacha and Baughn was filed and then stayed pending arbitration of the employment disputes. Presently, we are waiting for Messrs. Pacha and Baughn to proceed before the AAA with their claims. Management intends to aggressively pursue its cross-claim against Messrs. Pacha and Baughn and vigorously oppose the claims by them. The likelihood of an unfavorable outcome is low since the claims against Messrs Pacha and Baughn are likely to offset any success they may obtain on their claims.

A former employee, Craig Hudson ("Hudson"), is attempting to collect on a former note with an alleged past due amount of approximately $32,000. The Hudson matter is set for mediation and then trial in the beginning of April, 2008 in Superior Court of California, County of Los Angeles (Case No. BC371103); this suit was filed on May 15, 2007. Management is attempting to seek a settlement of the matter but we expect there will be a recovery against the Company, but for an amount less than the amount sought and such amount would not have a material affect on the operations of the business.

The Company received a claim for alleged unpaid services by Coburn Mikacich ("Mikacich") in the amount of $21,600. The Mikacich matter, filed in the Superior Court of California, County of Sacramento (Case No. 07AS02941) on June 27, 2007 is in the process of being transferred from Sacramento County to Los Angeles County, California. No answer has been filed by us yet in the case. Management intends to vigorously oppose his claims and believes that there is little likelihood of success, and even if successful, such success would have no material affect on the operations of the business.

Our former Chief Financial Officer, Sheryl Gardner ("Gardner"), has filed a claim against the Company in the Superior Court of California, County of Los Angeles (Case No. BC382104) on December 12, 2007, alleging certain amounts owned on a note, fraud in inducement to sign a subsequent note and for unpaid vacation time. Ms. Gardner is seeking $323,231.02 in damages. A demurrer to the complaint has been filed to be heard in April, 2008. Discovery is likely to begin thereafter. Management intends to vigorously oppose her claims and potentially file a cross-claim for monies due. The likelihood of an unfavorable outcome is low since the claims against Ms. Gardner are likely to offset any success which may be obtained.

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

TOC

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

Equity Compensation Plans

Effective January 1, 2006, the Board of Directors of the Company adopted the 2006 Execute Sports, Inc. Non-Employee Directors' Stock Incentive Plan (the "Plan"). The Plan generally provides for the grant of either nonqualified options, restricted stock and/or deferred stock to directors at not less than the fair market value of our common stock as of the grant date. No nonqualified option, restricted stock and/or deferred stock shall be granted pursuant to the Plan ten years after the Effective Date. In the event of our change in control (including our merger with or into another corporation, or sale of substantially all our assets), the Plan provides that each outstanding option will fully vest and become exercisable. The maximum number of options that can be granted under the Plan is 1,500,000. As of December 31, 2007, no options or deferred stock was issued and outstanding.

Issuance of Restricted Stock

During the year ended December 31, 2007, the Company issued an aggregate of 3,632,085 shares of restricted stock to members of the Board of Directors and the Company's CEO.

TOC

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

Our water sports products include wetsuits, vests, rash guards, spray tops, dry tops, wakeskates and an assortment of accessories. Our goods are marketed under the "Execute" and "Rapid" brands, as well as through private label relationships.

The Company markets its Execute branded product line through a network of independent dealers located throughout the United States and through a multitude of distributors throughout the world. The Company also has a major presence with many different on-line retailers. The "Execute" brand has existed since 2002 and is vastly becoming one of the most respected names in the water sports market - especially amongst wakeboard and Wakeskate consumers.

Key to the extension of its brands, and the acceptance of its products in the marketplace is the Company's aggressive marketing strategy which consists in aligning its brand with leading wakeboard and wake skate athletes. In doing so, the Company establishes brand credibility amongst its target consumer base and provides its distributors with a greater ability to push its products through their channels.

TOC

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

TOC

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

TOC

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

TOC

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

On April 9, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a promissory note in the face amount of $132,000 for gross proceeds of $110,000 (the "Note"). The Note bears interest at 12% per annum and matures on April 9, 2008 ("Maturity Date"). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005) given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) (the "Payment Amount") until the Face Amount is paid in full, minus any fees due. The First Payment will be due on May 1, 2007 and each subsequent Payment will be made at the Closing of each Put until the Note is paid in full, with a minimum amount of eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) per month. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Note. In the event that the Company has not repaid the Face Amount by the Maturity Date (the " Residual Amount "), then as liquidated damages (the " Liquidated Damages "), the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. Further, if a Residual Amount remains at Maturity, it shall constitute an Event of Default hereunder. Further, in the event of default as provided in the Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. In the event that Dutchess elects to switch to a convertible debenture, the Company will be required to file within ten (10) business days a registration statement covering three hundred percent (300%) of the Residual Amount. The Company also issued to Dutchess incentive shares consisting of 600,000 shares of the Company's restricted common stock.

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

TOC

On August 13, 2007, the Company Dutchess a promissory note in the face amount of $312,000 for gross proceeds of $260,000 (the "Note"). The Note bears interest at 12% per annum and matures on September 13, 2008 ("Maturity Date"). Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor dated June 28, 2005) given to Dutchess from the Company (the "Payment Amount") until the Face Amount is paid in full, minus any fees due. The First Payment will be due on October 1, 2007 and each subsequent Payment will be made at the Closing of each Put until the Note is paid in full. The Company may prepay the Note with penalty. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. The Put Notices are to be submitted to Dutchess only in the event of default as provided in the Note. In the event that the Company has not repaid the Face Amount by the Maturity Date (the " Residual Amount "), then as liquidated damages (the " Liquidated Damages "), the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. Further, if a Residual Amount remains at Maturity, it shall constitute an Event of Default hereunder. Further, in the event of default as provided in the Note, Dutchess may elect to, among other things, either switch the Residual Amount (as defined in the Note) to a three-year, eighteen percent (18%) interest bearing convertible debenture at a twenty-five percent (25%) discount to the market during conversion or increase the Payment Amount (as defined in the Note) to fulfill the repayment of the Residual Amount. In the event that Dutchess elects to switch to a convertible debenture, the Company will be required to file within ten (10) business days a registration statement covering three hundred percent (300%) of the Residual Amount. In the event the Company does not file such registration statement within such period of time, or such registration statement is not declared by the Commission to be effective under the Securities Act within sixty (60) business days of the Convertible Closing Date, then the Residual Amount shall increase by five thousand dollars ($5,000) per day.

In connection with the Sugar Sand boats acquisition, on August 23, 2007, the Company issued to Dutchess Private Equities Fund, Ltd. ("Dutchess") a debenture in the face amount of $5,750,000 (the "Debenture"). The Debenture bears interest at 12% per annum and matures on August 23, 2012 ("Maturity Date"). Pursuant to the Debenture, the Company shall make mandatory monthly payments of interest ("Interest Payments") to Dutchess in an amount equal to the interest accrued on the principal balance of the Debenture from the last Interest Payment until such time as the Interest Payment is due and payable. The Interest Payment shall commence on September 1, 2007 and shall continue until the Debenture is paid in full. The Company may repay in full the face amount of the Debenture without penalty. Dutchess has the right to convert any and all amounts owing under the Debenture into shares of the Company's Common Stock at any time following the closing date. The conversion price of the Debenture shall be equal to the lesser of the following prices: (i) seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately prior to any conversion notice; or (ii) 2/100 U.S. Dollars ($0.02). Moreover, the net proceeds from the sale of the Debenture are to be held in an escrow account and shall be distributed pursuant to instruction from the Company and Dutchess.

In connection with the issuance of the Debenture, the Company executed and delivered to Dutchess a Subscription Agreement and a five (5) year Warrant to purchase 5,750,000 shares of the Company's Common Stock at 2/100 per share ($0.02). Moreover, the Company agreed that all obligations pursuant to the Debenture are to be secured pursuant to that certain Security Agreement between the Company and Dutchess on April 9, 2007. Certain members of Dutchess are members of the board of directors of Challenger.

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

TOC

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

ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES on page 32.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

TOC

ITEM 8A. (T).  CONTROLS AND PROCEDURES

As of December 31, 2007, we conducted an evaluation, under the supervision and participation of our management, including the Company's President and Chief Financial Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company's disclosure controls and procedures and manage the Company's operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

          (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (who are the same person), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Management, with the participation of our Chief Executive/Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year. In making this evaluation, the Chief Executive/Financial Officer considered the material weakness in our internal control over financial reporting described below.

          (B)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Execute Sports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our management with the participation of the Chief Executive/Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive/Financial Officer, concluded that, as of December 31, 2007 we did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties. Currently we employ one individual who is in charge of our accounting and financial duties on a day-to-day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

To remedy this material weakness, we will, to the extent possible, implement procedures to assure the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Further, concurrent with having sufficient resources we will engage additional individuals to assist us in remedying this material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the Annual Report.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive/Financial Officer concluded that our disclosure controls and procedures are not effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

          (C)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have altered our conclusion as to the ineffectiveness of such controls.

TOC

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

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of March 31, 2008:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Geno M. Apicella	45	CEO and Principal Accounting Officer
Celeste Berouty	41	President, Secretary and Director
Theodore Smith	31	Director
Douglas D'Agata	31	Director

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

Douglas D'Agata Has been a Director of the Company since February 1, 2008. Mr. D'Agata is the Director of Research for Dutchess Private Equities Fund since 2004. From 1998 to 2004, he was a financial advisor at Prudential Securities. Mr. D'Agata graduated from Hobart College with a degree in Political Science in 1993 and received a masters in finance from Bentley College in 2004.

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

TOC

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year .

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

SUMMARY COMPENSATION TABLE

						Long Term Compensation

			Annual Compensation			Awards		Payouts

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Geno Apicella, CEO		2007	$96,000	-	-	$40,213	-	-	-
		2006	$96,000	-	-	$54,428	-	-	-
		2005	$72,000	-	-	$550,000	-	-	-

Celeste Berouty President		2007	$175,000	-	-	$49,016	-	-	-
		2006	$35,417	-	-	$25,000	-	-	-
		2005	-	-	-	-	-	-	-

Sheryl Gardner, CFO*		2007	$22,800	-	-	-	-	-	-
		2006	$91,200	-	-	$20,000	-	-	-
		2005	$72,000	-	-	**	-	-	-

Notes:	*	No longer employed by the Company
	**	2005 $100K incorrectly stated as granted award: was actually conversion of debt to stock.

TOC

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

During the year ended December 31, 2007, the Company issued an aggregate of 3,632,085 shares of restricted stock to members of the Board of Directors and the Company's CEO.

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

TOC

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

EMPLOYMENT AGREEMENTS

Geno M. Apicella, Founder and CEO . Mr. Apicella's employment with us is governed by an employment agreement dated January 1, 2008 with a term of three years and which provides for a base salary of One Hundred and Twenty Thousand ($120,000.00) dollars for the first year, One Hundred and Thirty Two Thousand ($132,000.00) dollars for the second year, and One Hundred and Fifty Thousand ($150,000.00) dollars for the third year of employment. The Company may also provide Mr. Apicella with bonuses in cash or other compensation.

Celeste Berouty, President/Secretary . Ms Berouty's employment with us is governed by an employment agreement dated August 24, 2006 with a term of three years and which provides for a base salary of One Hundred and Seventy Five Thousand ($175,000.00) dollars for the first year, One Hundred and Seventy Five Thousand ($175,000.00) dollars for the second year, and Two Hundred Thousand ($200,000.00) dollars for the third year of employment. The company may also provide Ms. Berouty with bonuses in cash or other compensation.

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

Name and Address of Beneficial Owner		Shares Beneficially Owned	Percent of Class

Directors and Executive Officers (1):
c/o Execute Sports, Inc. 21143 Hawthorne BL #425 Torrence, CA 90503
	Geno Apicella	5,346,786	*
	Celeste Berouty	2,758,484	*
	Theodore Smith	-	*
	Douglas D'Agata	-	*
	Sheryl Gardner (1)	1,056,000	*
	Craig Washington (2)	2,210,626	*
	Benedict Amendolar (2)	2,150,150	*

	All Officers and Directors as a Group	13,522,046	*

(1)	Ms. Gardner is no longer employed by the Company.
(2)	Resigned from the Company in February 2008.
*	Represents less than 5% of the outstanding common stock.

None of the persons listed have been granted stock options, warrants or any other security that is exercisable or convertible into common stock.

TOC

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have described below transactions in the last two years between Execute Sports and an officer, director, 5% stockholder or any of their immediate family members that have been entered. For information about compensation paid in connection with employment or Board service for Named Officers and directors, see "Executive Compensation" beginning on page 25.

Related Party Transactions.

In 2003, the Company issued unsecured promissory Notes (the "Notes") bearing 2% interest per month to Don Dallape and Scott Swendener, two of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principle amount of $585,762.

In 2005, the Company issued additional unsecured promissory Notes (the "Notes") bearing 2% interest per month to Don Dallape and Scott Swendener who provided financing to our Company in the aggregate principle amount of $92,353.

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

During the year ended December 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swendener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company's capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

During the year ended December 31, 2006, the Company incurred $35,622 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company's former President, Todd Pitcher.

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

TOC

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
2.3

Trademark Transfer and Assignment Agreement between the Company and Duane Pacha and Jeff Baughn, dated January 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 5, 2007)

10.1	Entry into binding letter of intent between Execute Sports, Inc. and Pacific Sports Group, Inc. (Incorporated by reference with the Company's Form 8-K filed on January 3, 2006).
10.2	Non-Employee Directors Stock Incentive Plan (Incorporated by reference with the Company's Form 8-K filed on January 4, 2006).
10.3	Private Equity Credit Agreement with Skiva Graphics and Screen Printing (Incorporated by reference with the Company's Form 8-K filed on March 8, 2006).

TOC

Exhibit Number	Description	By Reference from Document

10.4	Secured Notes (Incorporated by reference with the Company's Form 8-K filed on March 27, 2006).

FILE EXHIBIT LIST

17.1

Resignation of Donald Dallape as President of Execute Sports, Inc. and appointment of Todd M. Pitcher as President and Secretary of Execute Sports, Inc. (Incorporated by reference with the Company's Form 8-K filed on December 21, 2005).

17.2

Resignation of Todd Hahn as Chief Executive Officer and Todd M. Pitcher as President, Secretary and director and appointment of Geno Apicella as the company's Chief Executive Officer and Celeste Berouty as the company's President (Incorporated by reference with the Company's Form 8-K filed on December 26, 2006).

23.1	Consent of Independent Public Accountant, dated October 8, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)	Audit Fees

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

TOC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Execute Sports, Inc.

Date: October 8, 2008	By:	/s/ James R. Arabia

James R. Arabia Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James R. Arabia	Chief Executive Officer and Chief Financial Officer	October 8, 2008

James R. Arabia

BOARD OF DIRECTORS

/s/ James R. Arabia	Chairman of the Board	October 8, 2008

James R. Arabia

TOC

EXECUTE SPORTS, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

F - i

TOC

F - ii

TOC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Execute Sports, Inc.

We have audited the accompanying consolidated balance sheet of Execute Sports, Inc. (the "Company"), as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Execute Sports, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

TOC

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

/s/ Bedinger & Company
Certified Public Accountants Concord, California March 31, 2008

TOC

EXECUTE SPORTS, INC. Consolidated Balance Sheet As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$399,255
Accounts receivable, net (Note A)	27,123
Inventory	65,617
Deferred financing costs (Note G)	60,377
Other current assets	5,441

TOTAL CURRENT ASSETS	557,813

Fixed assets, net (Note B)	1,038,514
Deferred financing costs (Note G)	227,145
Intangible assets, net (Note C)	3,975,000
Loans receivable, net (Note D)	146,128

TOTAL ASSETS	$5,944,600

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of convertible debentures (Note E)	$1,708,409
Short term borrowings (Note F)	502,160
Related party notes payable (Note F)	79,290
Accounts payable and accrued expenses	72,918
Interest accrued on convertible debentures (Note E)	314,490

TOTAL CURRENT LIABILITIES	2,677,267

Non-current portion of convertible debentures (Note E)	4,358,483

TOTAL LIABILITIES	7,035,750

Commitment	-

STOCKHOLDERS' EQUITY (Note G)
Common stock, par value $.001, 100,000,000 shares authorized authorized; issued and outstanding 87,456,541 at December 31, 2007	87,452

Additional paid-in capital	11,647,807
Deficit accumulated Retained earnings <deficit>	(12,826,409)

TOTAL STOCKHOLDERS' EQUITY	(1,091,150)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,944,600

SEE NOTES TO FINANCIAL STATEMENTS

TOC

EXECUTE SPORTS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2007 and 2006

	Year Ended December 31,

	2007	2006

REVENUES & COST OF SALES
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

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	110,959	900,000
Warrants	9,738,516	2,222,158
Debt collateralized with common stock	500,492,667	8,402,389

SEE NOTES TO FINANCIAL STATEMENTS

TOC

EXECUTE SPORTS, INC. Statements of Stockholders' Equity For the years ended December 31, 2007 and 2006

	Common Stock			Additional Paid-in Capital	Retained Earnings <Deficit>	Total Stockholders' Equity

	Number of Shares	Amount	Payable/ Subscribed

December 31, 2005	18,706,501	$18,702	$788,900	$4,958,951	$(4,546,089)	$1,220,464.00
Shares subscriptions received				5,130		5,130
Shares issued for acquisition	1,932,569	1,933	(676,400)	674,467		-
Shares issued for director compensation	1,073,808	1,073	(7,500)	36,533		30,106
Shares issued for cash in connection with the SB-2 filed 6/16/05	300,000	300	(105,000)	104,700		-
Founders shares voluntarily canceled	(1,000,000)	(1,000)		1,000		-
Shares issued pursuant to warrant exercises	655,000	655		137,595		138,250
Shares issued for cash	200,000	200		69,800		70,000
Shares issued pursuant to put agreement	2,750,049	2,750		161,347		164,097
Shares issued for services	12,303,816	12,304		470,399		482,703
Shares issued for notes payable	1,862,127	1,862		368,480		370,342
Stock options granted				85,313		85,313
Beneficial conversion feature of convertible debenture				1,425,000		1,425,000
Warrant discount to convertible debenture				475,000		475,000
Net loss					(5,608,910)	(5,608,910)

December 31, 2006	38,783,870	38,779	-	8,973,715	(10,154,999)	(1,142,505)

Shares issued for director compensation	3,266,968	3,267		107,265.00		110,532
Shares issued for services	3,177,271	3,177		98,342.00		101,519
Shares issued to induce creditor to make loans to the Company	1,400,000	1,400		27,200.00		28,600
Shares issued for notes payable	8,933,552	8,934		177,180.00		186,114
Shares issued pursuant to put agreement for repayment of debenture	7,679,788	7,680		263,643.00		271,323
Shares issued pursuant to put agreement for repayment of loans	22,302,887	22,303		313,752.00		336,055
Shares issued pursuant to put agreement for cash	1,912,205	1,912		74,256.00		76,168
Warrants issued for services				134,510.00		134,510
Beneficial conversion feature of convertible debenture				1,424,185.00		1,424,185
Warrant discount to convertible debenture				53,759.00		53,759
Net loss					(2,671,410)	(2,671,410)

December 31, 2007	87,456,541	$87,452	$-	$11,647,807	$(12,826,409)	$(1,091,150)

SEE NOTES TO FINANCIAL STATEMENTS

TOC

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

SEE NOTES TO FINANCIAL STATEMENTS

TOC

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

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sands boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com . By acquiring the Sugar Sand brand, the Company expands our product offering without the added responsibilities and complexities of the manufacturing process, while positioning the company to capitalize on existing sales and marketing relationships.

Summary of Significant Accounting Principles

Basis of Presentation

The financial statements include the accounts of Execute Sports and its wholly owned subsidiary PSG under the accrual basis of accounting.

TOC

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

TOC

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

TOC

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

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin ("SAB") No.104, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No.99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Pursuant to EITF 99-19, The Company recognizes revenue from the sale of Sugar sand boats on a gross basis.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred. For the year ended December 31, 2007 and 2006, the Company incurred approximately $14,975 and $91,538, respectively, in advertising expenses.

TOC

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes". This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

TOC

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In December 2007, the FASB issued SFAS141(revised 2007), Business Combinations ("SFAS141R"). SFAS141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS141R is effective for fiscal years beginning after December15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 ("SFAS160"). SFAS160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS160 is effective for fiscal years beginning after December15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)

For the year ended December 31, 2007 and 2006, approximately 0% and 19%, respectively, of the Company's net sales were made to customers outside the United States.

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

TOC

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

TOC

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

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures. The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture agreement payment schedule provides for full repayment by September 15, 2007, or sixteen (16) months from the closing date. However, the debenture agreement maturity date is September 30, 2011 at which time any remaining principle balance automatically converts to the Company's common stock. The Company has recorded the entire principle balance of $1,708,409 of this debenture as a current liability due to the short term nature of the agreement payment schedule.

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

TOC

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

TOC

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

TOC

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

The warrants and debentures are immediately exercisable. The debentures bear interest at 12% per annum, interest payable monthly at the option of the Holder in cash or common stock. The debenture has a term of five (5) years and matures August 23, 2012. Any remaining principle balance automatically converts to the Company's common stock. The Company is not obligated to make payments until maturity. Therefore, the Company has classified the entire balance of $4,358,483 of this debenture as a non current liability.

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

TOC

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

TOC

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

As of December 31, 2007, the actual dollar amount due to the Holders of the Company's May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures was $7,772,899. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of December 31, 2007:

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

TOC

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

TOC

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

On April 9, 2007, the Company issued to Dutchess a promissory note in the face amount of $132,000 for gross proceeds of $110,000. The Note bears interest at 12% per annum and matures on April 9, 2008. Pursuant to the Note, the Company is required to make payments to Dutchess in the amount of the greater of a) one hundred percent (100%) of each Put (as defined in the Investment Agreement between the Company and the Investor given to Dutchess from the Company; or b) eleven thousand seven hundred twenty-one dollars and 39/100 ($11,721.39) until the Face Amount is paid in full, minus any fees due. In connection with the issuance of the Note, the Company has agreed to provide Collateral to Dutchess in the form of thirty (30) Put Notices. In the event that the Company has not repaid the Face Amount by the maturity date, then as liquidated damages, the face amount shall be increased by ten percent (10.0%) as an initial penalty and an additional two and one-half percent (2.5%) per month (pro rata for partial periods), compounded daily, for each month until the face amount is paid in full. As an incentive to enter into this note, the Company issued to Dutchess 600,000 shares of the Company's restricted common stock. During the year ended December 31, 2007, the Company issued 5,998,489 shares of common stock in repayment of the April 9, 2007 promissory note, which has been repaid in full as of December 31, 2007.

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

TOC

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

During the year ended December 31, 2007, the Company repaid $129,751 of principle and interest owed to Tom and Robert Bridges by exchanging 5,190,040 shares of common stock. On the date of issuance the stock's fair market value was $102,244 resulting in a gain on conversion of debt of $27,507.

Related Party Notes Payable

Related party Notes payable at December 31, 2007 is as follows:

Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000shares of common stock; currently in default	$32,065
Unsecured demand note payable to Sheryl Gardner, former CFO, bearing interest at 4% per year; currently in default	$47,225

Total	$79,290

TOC

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

NOTE G - STOCKHOLDERS' EQUITY

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE G - STOCKHOLDERS' EQUITY (Continued)

In July of 2006, 255,000 "Debenture" Warrants were exercised at a strike price of $.15 resulting in proceeds of $38,250 to the Company.

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE G - STOCKHOLDERS' EQUITY (Continued)

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

During the year ended December 31, 2007, the Company issued 12,750,000 warrants and canceled 28,571 warrants that had expired. The August 2007 debenture warrant for 5,750,000 shares of common stock was issued in conjunction with the debenture of the same date and is discussed in Note E. The "B" class warrants were recorded to permanent equity and resulted in $134,510 of expense using the Black-Scholes Option Pricing Model with the following assumptions: expected term 5 years, exercise price $0.001, Strike price $.020, volatility 14.23%, risk free rate 4.86%, and zero dividend yield.

TOC

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

The Company noted that if all warrants (16,161,667) were exercised and added to the currently outstanding shares (87,456,541), the Company would have 103,618,208 shares outstanding, which is 3,618,208 shares in excess of the authorized shares of 100,000,000. Pursuant to EITF 00-19, this should result in a portion of the warrants being reclassified from permanent equity to liabilities. However, given that the total value of debentures is less than 4% of the 2007 net loss the Company has elected to maintain the classification of all warrants as permanent equity.

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

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE I - STOCK INCENTIVE PLAN (Continued)

The following table summarizes the Company's stock option activity for the year ended December 31, 2007:

2007

	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	450,000	$0.35
Granted	-
Forfeited	(450,000)	0.35
Exercised	-

Outstanding at end of period	-	$-

Options exerciseable at end of period	-

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

TOC

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

NOTE L - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, 1,000,000 shares of common stock previously issued to the founders and president (300,000 Don Dallape, 300,000 Scott Swedener, 300,000 Geno Apicella and 100,000 Todd Pitcher) were voluntarily returned to the Company and cancelled by each shareholder in an effort to improve the Company's capital structure. The shares were originally expensed as stock compensation expense for $0.25 per share, or $250,000 on April 1, 2005. The Company reclassified the par value, or $1,000 out of Common Stock and increased Additional-Paid-in-Capital in order to reflect the reduction in the legal value of the canceled shares.

TOC

EXECUTE SPORTS, INC. Notes To The Consolidated Financial Statements For The Year Ended December 31, 2007 And 2006

NOTE L - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2006, the Company incurred $35,622 of expenses paid on its behalf by Comprehensive Communications LLC, a company wholly owned by the Company's former President, Todd Pitcher.

During the year ended December 31, 2006, the Company incurred $25,856 of expenses paid on its behalf by Geno Apicella, CEO. In addition, Geno made loans to the company totaling $103,636 of which the Company repaid $57,577 as of December 31, 2006. As of December 31, 2006, Mr. Apicella was owed $54,700 for advances made to the Company. During the three months ended March 31, 2007, the Company incurred $11,800 of expenses paid on its behalf by Geno Apicella, CEO. In addition, during the three months ended March 31, 2007, the Company repaid $62,300 to Mr. Apicella leaving a balance due to Mr. Apicella of $4,223 as of March 31, 2007. During the three months ended June 30, 2007, the Company repaid an additional $1,200 bringing the balance due Mr. Apicella's to $3,023 which was repaid in full during the three months ended September 30, 2007.

During the year ended December 31, 2007, the Company made payments totaling $16,160 to Craig Washington, former Board member for accounting services.

NOTE M - DISPOSITION OF ACADEMY LINE

On February 5, 2007 the Company filed a current report on Form 8-k with the United States Securities and Exchange Commission relating to the January 31, 2007, Trademark Transfer and Assignment Agreement (the "Agreement") with Duane Pacha ("Duane") and Jeff Baughn ("Jeff", with Duane, the "Buyers") pursuant to which the Company transferred all right, title, interest and good will in the ACADEMY SNOWBOARD CO. and ACADEMY trademarks, and the associated ACADEMY logo and their goodwill, and all associated domain names, in particular the domain www.academysnowboards.com, trades secrets and copyrights and their goodwill (collectively, the "Brand"). Moreover, as per the Agreement, there was no cash component relating to the transfer and assignment of the Brand and the Company shall assign to Buyers certain of the Company's accounts payable and accounts receivable relating to the Brand. Specifically, the accounts receivable in the amount of $107,761.52 were transferred to the Buyers resulting in a decrease to accounts receivable. Accounts payable in the amount of $345,321.50were transferred to the Buyers resulting in a decrease to accounts payable.

TOC

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

NOTE O - SUBSEQUENT EVENTS

On February 1, 2008, Mr. Craig Washington resigned effective immediately as a Director of Execute Sports, Inc. to pursue other interests. Mr. Washington's resignation letter did not reference a disagreement with the Company on any matter relating to the Company's operations, policies and practices.

On February 1, 2008, the Company appointed Messrs Theodore Smith and Douglas D'Agata to the Company's Board of Directors.

On February 8, 2008, Mr. Benjamin Amendolara resigned effective immediately as a Director of the Company to pursue other interests. Mr. Amendola's resignation letter did not reference a disagreement with the Company on any matter relating to the Company's operations, policies and practices.

From January 1, 2008 through March 7, 2008, the Company issued 2,990,249 shares of common stock in exchange for services valued at $27,000, a $906 reduction in debenture interest and $11,797 reduction in notes payable.

TOC