Form 10-Q/A
period 2008-03-31
EXECUTE SPORTS INC
filed 2008-10-08
CIK 1330292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
90,446,790 issued and outstanding as of April 18, 2008.

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 filed by Execute Sports, Inc. (the "Company") on May 5, 2008. The Company is amending; (i) certain notes to the Financial Statements, (ii) Item 4.  Controls and Procedures of Part I, (iii) Item 2 and Item 3 of Part II, and (iv) the certifications contained in Exhibits 31.1.

This Amendment to the Quarterly Report on Form 10-QSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, May 5, 2008.

toc

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

EXECUTE SPORTS, INC.
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,

	2008	2007

REVENUES & COST OF GOODS
Net watersports sales	$329,223	$553,482
Net Sugar Sand sales	1,475,731	-

Total net sales	1,804,954	553,482

Watersports cost of sales	249,310	340,947
Sugar Sand cost of sales	1,401,944	-

Total cost of sales	1,651,254	340,947

Gross profit	153,700	212,535

EXPENSES
General and administrative expenses	272,637	338,463
Selling and advertising	26,175	22,835
Depreciation expense	102,630	2,530

Total expense	401,442	363,828

Income (loss) from operations	(247,742)	(151,293)

OTHER INCOME AND EXPENSES
Other income		462
Interest expense	(242,187)	(70,411)
Loss due to discount on conversion to stock		(54,250)
Amortization of beneficial conversion feature of convertible debenture	(63,184)	(270,295)
Amortization of warrant discount related to convertible debenture	(2,678)	(90,381)
Amortization of deferred financing costs	(15,032)	(36,034)

Total other income and expenses	(323,081)	(520,909)

Net loss before discontinued operations	(570,823)	(672,202)
Income (loss) from discontinued operations	-	(1,421)
Gain (loss) on disposal of discontinued operations	-	208,112

Total discontinued operations	-	206,691

NET INCOME (LOSS)	(570,823)	(465,511)

Net (loss) per common share Basic and diluted from continuing operations	$(0.006)	$(0.015)
Net (loss) per common share basic and diluted after discontinued operations	$(0.006)	$(0.010)
Weighted average common shares outstanding basic and diluted	89,451,823	44,853,102
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

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Execute Sports, Inc. ("Execute Sports" or the "Company") as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

toc

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

toc

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement was effective beginning the first fiscal year that begins after September 15, 2006. The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.

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

For the three months ended March 31, 2008 and 2007, approximately 2% and 0%, respectively, of the Company's net sales were made to customers outside the United States.

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

toc

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consists of the following:

2008

Computer and office equipment	$127,745
Furniture and fixtures	2,281
Machinery and equipment	11,262
Boat molds	1,000,000

1,141,288
Less: Accumulated Depreciation	(155,404

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

The $5,000,000 purchase price was allocated $1,000,000 to boat molds, $500,000 to marketing/sales infrastructure and client lists, and $3,500,000 to trademarks resulting in an increase of $1,000,000 to our net fixed assets and $4,000,000 to intangible assets (See Also - Footnote M - "Subsequent Events").

toc

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE C - INTANGIBLE ASSETS (Continued)

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

NOTE E - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)

On May 15, 2006, the Company completed a private placement of convertible debentures to Dutchess Private Equities Fund, L.P. ("Holder" or "Dutchess") generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company's common stock. Third party fees totaled $191,000, which were paid in cash. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make the scheduled payments on the debentures during the three month period ending March 31, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

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

August 23, 2007 Debenture ($5,750,000)

On August 23, 2007, the Company completed a private placement of convertible debentures to Dutchess Private Equities Fund LP generating gross proceeds of $5.75 million, and the issuance of warrants to purchase 5,750,000 shares of the Company's common stock for $.02 per share. Fees totaled $307,500, which were paid in cash. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make the scheduled interest payments on the debentures during the three month period ending March 31, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

toc

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

toc

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

As of March 31, 2008, the actual dollar amount due to the Holders of the Company's May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures was $8,001,501. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of March 31, 2008:

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

toc

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

NOTE G - STOCKHOLDERS' EQUITY

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

toc

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

toc

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE J - GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE M - SUBSEQUENT EVENTS

On April 25, 2008, Challenger Powerboats, Inc. filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and indicated it intends to liquidate. IMAR, a division of Challenger and exclusive manufacturer of the Company's Sugar Sand boats, was included in the bankruptcy. The Company believes that it is unlikely that it will be able to arrange any feasible means to produce Sugar Sand boats in the future, and therefore, in its next fiscal quarter for the period ending June 30, 2008 it intends to recognize an impairment charge of $4,825,000 related to the entire investment made in Sugar Sand.

toc

Item 2  Management's Discussion and Analysis or Plan of Operations

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

toc

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

toc

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is also our Chief Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive/Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) accumulated and communicated to our management, including our Chief Executive/Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

toc

Part II - Other Information

Item 1.  Legal Proceedings

No change since previous filing.

Item 1A.  Risk Factors.

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

Item 3.  Defaults Upon Senior Securities.

The Company is in default on the payment of interest on two senior secured debentures issued to Dutchess Private Equities Fund LP having a combined unpaid principal balance of $7,650,000 as of March 31, 2008. (see also Financial Footnotes E and F). The debentures are secured by a lien on all of the Company's assets. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date. Such remedies could include Dutchess taking action to foreclose on all of the Company's assets.

Item 4.  Submission of Matters to A Vote of Security Holders.

None.

Item 5.  Other Information.

There were no matters required to be disclosed on a current report on Form 8-K during the period covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed these procedures.

toc

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

toc

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James R. Arabia	Chief Executive Officer and Chief Financial Officer	October 8, 2008

Name: James R. Arabia

toc

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