Form 10-Q/A
period 2008-06-30
EXECUTE SPORTS INC
filed 2008-10-08
CIK 1330292

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed by Execute Sports, Inc. (the "Company") on August 19, 2008. The Company is amending the certifications contained in Exhibits 31.1.

This Amendment to the Quarterly Report on Form 10-Q of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, August 19, 2008.

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

EXECUTE SPORTS, INC.

Dated: October 8, 2008	/s/ James R. Arabia
James R. Arabia
Chief Executive Officer and Chief Financial Officer

INDEX