Form 10-Q
period 2008-09-30
EXECUTE SPORTS INC
filed 2008-11-19
CIK 1330292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

EXECUTE SPORTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	333-125868	30-0038070
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 West C Street, Suite 1300, San Diego, CA 92101
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
90,446,790 issued and outstanding as of November 10, 2008.

EXECUTES SPORTS, INC.
FORM 10-Q
INDEX

Item 1.  Financial Statements

EXECUTE SPORTS, INC.
Consolidated Balance Sheets (Unaudited)
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$221,439	$399,255
Accounts receivable, net (Note A & B)	77,522	27,123
Inventory (Note C)	120,408	65,617
Deferred financing costs (Note G)	60,876	60,377
Other current assets	-	5,441

TOTAL CURRENT ASSETS	480,245	557,813

Fixed assets, net (Note D)	83,448	1,038,514
Deferred financing costs (Note G)	181,426	227,145
Intangible assets, net (Note E)	-	3,975,000
Loans receivable, net (Note F)	146,128	146,128

TOTAL ASSETS	$891,247	$5,944,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of convertible debentures (Note G)	$1,900,000	$1,708,409
Short term borrowings (Note H)	570,469	581,450
Accounts payable and accrued expenses	100,011	72,918
Interest accrued on convertible debentures (Note G)	818,377	314,490

TOTAL CURRENT LIABILITIES	3,388,857	2,677,267

Long term borrowings (Note H)	10,000	-
Non-current portion of convertible debentures (Note G)	4,558,800	4,358,483

TOTAL LIABILITIES	7,957,657	7,035,750

Commitment	-	-

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.001, 100,000,000 shares authorized authorized; issued and outstanding 90,446,790 and 87,456,541 at September 30, 2008 and December 31, 2007, respectively	90,442	87,452
Additional paid-in capital	11,684,655	11,647,807
Retained earnings (deficit)	(18,841,507)	(12,826,409)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,066,410)	(1,091,150)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$891,247	$5,944,600

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<INDEX>

EXECUTE SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

REVENUES & COST OF GOODS
Net watersports sales	$19,474	$86,910	$1,974,244	$1,438,429
Net Sugar Sand sales	-	-	1,621,208	-

Total net sales	19,474	86,910	3,595,452	1,438,429

Watersports cost of sales	17,387	69,201	1,565,396	787,188
Sugar Sand cost of sales	-	-	1,401,944	-

Total cost of sales	17,387	69,201	2,967,340	787,188

Gross profit	2,087	17,709	628,112	651,241

EXPENSES
General and administrative expenses	161,262	351,952	637,365	1,032,556
Selling and advertising	16,682	44,375	173,915	91,868
Depreciation expense	1,195	2,530	105,066	7,590

Total expense	179,139	398,857	916,346	1,132,014

Income (loss) from operations	(177,052)	(381,148)	(288,234)	(480,773)

OTHER INCOME AND EXPENSES
Other income	145,500	53,224	145,500	100,807
Other expense	-	-	(5,441)	-
Interest expense	(256,142)	(224,142)	(786,319)	(437,682)
Loss due to discount on conversion to stock	-	-	-	(54,250)
Amortization of beneficial conversion feature of convertible debenture	(65,008)	(389,165)	(192,281)	(1,009,990)
Amortization of warrant discount related to convertible debenture	(2,680)	(84,333)	(8,037)	(270,104)
Amortization of deferred financing costs	(15,115)	(36,172)	(45,220)	(108,963)
Impairment of Sugar Sand	-	-	(4,825,000)	-

Total other income and expenses	(193,445)	(680,588)	(5,716,798)	(1,780,182)

Net loss before discontinued operations	(370,497)	(1,061,736)	(6,005,032)	(2,260,955)
Income (loss) from discontinued operations	-	-	-	(1,421)
Gain (loss) on disposal of discontinued operations	-	-	-	208,112

Total discontinued operations	-	-	-	206,691

NET INCOME (LOSS)	$(370,497)	$(1,061,736)	$(6,005,032)	$(2,054,264)

Net (loss) per common share Basic and diluted from continuing operations	$(0.004)	$(0.017)	$(0.067)	$(0.039)
Net (loss) per common share basic and diluted after discontinued operations	$(0.004)	$(0.017)	$(0.067)	$(0.036)
Weighted average common shares outstanding basic and diluted	90,446,790	62,335,980	90,148,359	57,289,247

The average shares listed below were not included in the computation per share because to do so would have been antidilutive for the periods presented:
Stock options	-	450,000	-	450,000
Warrants	15,661,667	12,868,016	15,826,502	7,619,868
Debt collateralized with common stock	7,709,439,868	110,022,520	7,709,439,868	44,875,726

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<INDEX>

EXECUTE SPORTS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock		Additional Paid-in Capital	Retained Earnings <Deficit>	Total Stockholders' Equity

	Number of Shares	Amount

December 31, 2006	38,783,870	$38,779	$8,973,715	$(10,154,999)	$(1,142,505)

Shares issued for director compensation	3,266,968	3,267	107,265.00		110,532
Shares issued for services	3,177,271	3,177	98,342.00		101,519
Shares issued to induce creditor to make loans to the Company	1,400,000	1,400	27,200.00		28,600
Shares issued for notes payable	8,933,552	8,934	177,180.00		186,114
Shares issued pursuant to put agreement for repayment of debenture	7,679,788	7,680	263,643.00		271,323
Shares issued pursuant to put agreement for repayment of loans	22,302,887	22,303	313,752.00		336,055
Shares issued pursuant to put agreement for cash	1,912,205	1,912	74,256.00		76,168
Warrants issued for services			134,510.00		134,510
Beneficial conversion feature of convertible debenture			1,424,185.00		1,424,185
Warrant discount to convertible debenture			53,759.00		53,759
Net loss				(2,671,410)	(2,671,410)

December 31, 2007	87,456,541	$ 87,452.00	11,647,807.00	$ (12,826,409)	(1,091,150)

Shares issued for director compensation	750,000	750	11,250		12,000
Shares issued for services	1,125,000	1,125	13,875		15,000
Shares issued for notes payable	991,349	991	10,806		11,797
Shares issued pursuant to put agreement for repayment of debenture	123,900	124	917		1,041
Net loss				(6,015,098)	(6,015,098)

June 30, 2008	90,446,790	$90,442	$11,684,655	$(18,841,507)	$(7,066,410)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<INDEX>

EXECUTE SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(380,563)	$(1,061,736)	$(6,015,098)	$(2,054,264)
Net gain from discontinued operations
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,194	2,530	105,065	7,590
Stock based compensation expense	-	176,090	27,000	350,421
Loss on the conversion of convertible debt	-	-	-	54,250
Amortization of beneficial conversion feature	65,008	389,165	192,281	1,009,990
Amortization of warrant discount related to convertible debenture(s)	2,680	84,333	8,037	270,104
Impairment of Sugar Sand	-	-	4,825,000	-
Gain on cancellation of debt	-	(47,224)	-	(47,224)
Issuance of common stock for notes payable	-	142,216	-	375,479
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	265,384	171,679	(50,399)	208,566
Inventory	11,224	58,825	(54,791)	(2,456)
Prepaid expenses	-	-	-	49,494
Other current assets	-	1,000	5,441	(4,441)
Accounts payable and accrued expenses	9,935	(24,304)	27,093	(619,350)
Debenture interest payable	235,623	-	503,887	-

Net cash provided (used) for operating activities	210,485	(107,426)	(426,484)	(401,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of trademarks	-	(5,000,000)	-	(5,000,000)
Acquisition of furniture and equipment	-	-	-	(1,058)

Net cash (used) for financing activities	-	(5,000,000)	-	(5,001,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	-	76,168
Issuance of common stock for convertible debenture	-	-	-	53,126
Proceeds from convertible debenture	-	5,877,907	193,447	5,930,120
Proceeds from notes payable	10,000	344,000	1,102,412	1,454,299
Repayment of notes payable	-	(141,471)	(1,092,411)	(1,263,107)
Proceeds from related party notes payable	-	-	-	18,207
Repayment of related party notes payable	-	(4,223)	-	(66,523)
Secured borrowings	(225,460)	(102,248)	-	(42,501)
Financing related costs	15,114	(271,328)	45,220	(198,537)

Net cash provided (used) by financing activities	(200,346)	5,702,637	248,668	5,961,252

NET INCREASE <DECREASE> IN CASH	10,139	595,211	(177,816)	558,353

CASH, beginning of period	211,300	37,518	399,255	74,386

CASH, end of period	$221,439	$632,729	$221,439	$632,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-	$800
Interest paid	$-	$-	$46,191	$-

Other non-cash investing and financing activities:
Shares issued for services	$-	$176,090	$27,000	$350,421
Shares issued for debt and accrued interest	$-	$142,216	$906	$645,668

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Execute Sports, Inc. ("Execute Sports" or the "Company") as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007 filed with the United States Securities and Exchange Commission on March 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

In August 2007, the Company further expanded its product mix by purchasing the right, title, interest and goodwill relating to the business of designing, manufacturing and marketing jet powered Sugar Sands boats, including the SUGAR SAND trade names, trademarks, service marks, and service names, including www.sugarsand.com. On April 25, 2008 the Company's only supplier and marketer of Sugar Sand boats filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and ceased operations and intends to liquidate. At this time the Company has determined that it is unlikely that it will be able to arrange any feasible means to produce Sugar Sand boats, and therefore, does not anticipate any revenue from the sale of Sugar Sand boats beyond our quarter ended September 30, 2008 (See Note E).

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. As of September 30, 2008, the allowance for doubtful accounts was $0.

The Company has a factoring agreement with JD Factors. Pursuant to the agreement JD Factors will provide account receivable financing and factoring to the Company. JD Factors purchases the accounts receivable and may pay a portion of the purchase price, or lend money to the Company based upon accounts receivable of the Company.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Advertising

The Company expenses all advertising costs as incurred. For the three months ended September 30, 2008 and 2007, the Company incurred approximately $8,335 and $4,972, respectively, in advertising expenses. For the nine months ended September 30, 2008 and 2007, the Company incurred approximately $19,935 and $13,090, respectively, in advertising expenses.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

On November 1, 2004, the Company amended its Articles of Incorporation to make the transition from an S-Corporation to a C-Corporation. Prior to the transition, the S-Corporation was not a tax paying entity for federal or state income tax purposes and thus no provision for income taxes was recognized. Subsequent to the change, the Company began recognizing the full valuation for deferred tax assets.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS No. 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. We do not expect SFAS No. 161 to have a material impact on the preparation of our financial statements.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of September 30, 2008, two customers accounted for 100% (81% and 19%) of accounts receivable. As of September 30, 2007, five customers accounted for 88% (36%, 16%, 12%, 12% and 12%) of accounts receivable.

For the three and nine months ended September 30, 2008, one customers accounted for approximately 96% and two customers accounted for 76% (43% and 33%) of sales, respectively. For the three and nine months ended September 30, 2007, three customers accounted for approximately 83% (42%, 23% and 18%) and 91% (53%, 24% and 14%) of sales, respectively.

For the three and nine months ended September 30, 2008, none of the Company's net sales were made to customers outside the United States. For the three and nine months ended September 30, 2007, none of the Company's net sales were made to customers outside the United States.

The Company is dependent of third-party manufacturers and distributors for all of its supply of inventory. No purchases were made during the three months ended September 30, 2008. For the nine months ended September 30, 2008, three suppliers accounted for approximately 93% (48%, 35%, and 10%) of product purchases, respectively. For the three and nine months ended September 30, 2007, the Company's single and two largest supplier(s) individually accounted for approximately 100% and 98% (72%, and 26%) of product purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The Company is reporting the factoring agreement as a secured borrowing in accordance with FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of September 30, 2008 the balance due to the Factor was $0.

NOTE C - INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method. The following table represents the major components of inventory at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Finished goods	$120,408	$65,617

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007

Computer and office equipment	$127,745	$127,745
Furniture and fixtures	2,281	2,281
Machinery and equipment	11,262	11,262

	$141,288	$141,288
Less: Accumulated Depreciation	(57,840)	(52,774)

	$83,448	$88,514

Depreciation expense for the three months ended September 30, 2008 and 2007 was $1,195 and $2,530, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $105,066 and $7,590, respectively.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

On April 25, 2008, Challenger filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code and indicated it intends to liquidate. At this time the Company has determined that it is unlikely that it will be able to arrange any feasible means to produce Sugar Sand boats, and therefore, does not anticipate any revenue from the sale of Sugar Sand boats beyond our quarter ended June 30, 2008. Thus, during the quarter ended June 30, 2008, the Company recognized an impairment charge of $4,825,000 million related to the entire investment made in Sugar Sand as it is unlikely that the Company will realize any future revenue from the sale of Sugar Sand boats beyond our quarter ending June 30, 2008 (see also Note N - "Subsequent Events").

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE F - LOANS RECEIVABLE

During 2005 and 2006, the Company made strategic loans totaling $396,127 for potential future association to an unaffiliated company that accrues interest at 2% per year and due 12 months from the date of draw.

As of September 30, 2008, the entire balance of the loans was in default. However, we are in the process of collections and believe a portion will be collected. Therefore, the Company has created a reserve of $250,000 against the loans and classified the net balance into noncurrent assets, as collection cannot be assured to occur within the next twelve months.

NOTE G - CONVERTIBLE DEBENTURES

May 15, 2006 Debenture ($1,900,000)

On May 15, 2006, the Company completed a private placement of convertible debentures to Dutchess Private Equities Fund, L.P. ("Holder" or "Dutchess") generating gross proceeds of $1.9 million, and the issuance of warrants to purchase $475,000 worth of the Company's common stock. Third party fees totaled $191,000, which were paid in cash. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make any of the scheduled interest or principal payments on the debentures during the three month and nine month periods ending September 30, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The issuance costs related to the convertible debentures of approximately $191,000 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the repayment schedule which is calculated based upon the effective interest method. The Company recognized $36,172 and $108,963 during the three and six months ended September 30, 2007, respectively, as other expense related to the amortization of the issuance costs. The deferred financing costs were fully amortized as of September 30, 2007.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since the filing of an effective registration statement within the allotted time frames negated any liquidated damages, settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $633,333 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.15, volatility 7.6%, risk free rate 5.15%, and zero dividend yield. The total value of the warrants and the debenture was $2.53 million of which the warrants represented 25%. Thus, the relative value of the warrants to the total value, or 25% was applied to the debenture value of $1.90 million yielding a warrant discount of $475,000. The discount to the debenture was amortized over the term of the repayment schedule, or sixteen (16) months, and is calculated based upon the effective interest method. The Company recognized $84,333 and $270,104 during the three and nine months ended September 30, 2007, respectively, in non-cash amortization expense related to the warrant discount. The warrant discount was fully amortized as of September 30, 2007.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

May 15, 2006 Debenture ($1,900,000) (Continued)

The Company determined that the $1.90 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($0.15) being less than the closing stock price ($.32) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,615,000 using the intrinsic value method. Since this amount is greater than the $1,425,000 remaining value of the debenture after deducting for the warrant discount described above, the Company reduced the initial carry value of the debenture to zero effectively recording a BCF of $1,425,000 as additional-paid-in-capital. The BCF discount was amortized over the debenture repayment term of sixteen (16) months and calculated based upon the effective interest method. The Company recognized $389,165 and $1,009,990 during the three and nine months ended September 30, 2007, respectively, in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount. The beneficial conversion feature was fully amortized as of September 30, 2007.

During the three and nine months ended September 30, 2008, the Company made no payments nor issued any stock in repayment of this debenture. The debentures are senior secured debt of the Company secured by a lien on all of the Company's assets. The Company was unable to make any of the scheduled interest or principal payments on the debentures during the three month and nine month periods ending September 30, 2008 and is in payment default on the debentures. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date (see also Note N - "Subsequent Events").

During the three and nine months ended September 30, 2008, the Company recognized $61,705 and $178,411, respectively, in interest expense related to the May 2006 debenture. During the three and nine months ended September 30, 2007, the Company recognized $54,710 and $159,971, respectively, in interest expense related to the May 2006 debenture.

The debenture balance, including interest and principal as of September 30, 2008 is $2,071,407.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The issuance costs related to the convertible debentures of approximately $307,500 in cash were capitalized to deferred financing costs on the balance sheet and are being amortized over the term of the debenture which is calculated based upon the effective interest method. During the three and nine months ended September 30, 2008, the Company recognized $15,115 and $45,220, respectively, as other expense related to the amortization of the issuance costs. The balance of deferred financing costs as of September 30, 2008 was $242,302.

Pursuant to Paragraph 9-32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as permanent equity since settlement is by delivery of shares only and the exercise price is fixed. The initial value of the warrants was treated as a discount to the debenture and recorded as additional paid in capital. The Company calculated the initial value of the warrants on the closing date of the transaction as being $53,759 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $0.02, Strike price $.025, volatility 14.28%, risk free rate 4.62%, and zero dividend yield. The discount to the debenture is being amortized over the term of the debenture and is calculated based upon the effective interest method. During the three and nine months ended September 30, 2008, the Company recognized $2,680 and $8,037, respectively, in non-cash amortization expense related to the warrant discount.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE G - CONVERTIBLE DEBENTURES (Continued)

August 23, 2007 Debenture ($5,750,000) (Continued)

The Company determined that the debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($0.020) being less than the closing stock price ($.025) on the date of issuance, and the conversion feature being in-the-money. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital. The Company calculated the initial BCF on the closing date of the transaction to be $1,424,185 using the intrinsic value method. The BCF discount is being amortized over the term of the debenture. During the three and nine months ended September 30, 2008, the Company recognized $65,008 and $192,281, respectively, in non-cash amortization expense attributable to the amortization of the BCF discount.

During the nine months ended September 30, 2008, the Company issued 123,900 shares of common stock in payment of $1,041 of interest related to the August 2007 debenture.

During the three and nine months ended September 30, 2008, the Company recognized $173,918 and $517,973, respectively, in interest expense related to this debenture. During the three and nine months ended September 30, 2007, the Company recognized $71,836 in interest expense related to this debenture.

The debenture balance, including interest and principal as of September 30, 2008 is $6,396,970.

As of September 30, 2008, the actual dollar amount due to the Holders of the Company's May 15, 2006 ($1.9 million), and August 23, 2007 ($5.75 million) debentures, including accrued interest was $8,468,377. The following table represents the actual balance due compared to the amount recorded on the balance sheet as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Amount borrowed under the convertible debentures	7,650,000	7,650,000
Accrued interest	818,377	314,490
Payments applied to principle	-	(191,591)

Debenture balance payable	8,468,377	7,772,899

Unamortized beneficial conversion feature	(1,149,046)	(1,341,327)
Unamortized Warrant discount	(42,154)	(50,191)

Recorded debenture balance	7,277,177	6,381,381

BALANCE SHEET ACCOUNTS
Current portion of convertible debentures	1,900,000	1,708,409
Interest accrued on convertible debentures	818,377	314,490
Non-current portion of convertible debentures	4,558,800	4,358,483

Recorded debenture balance	7,277,177	6,381,382

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

During the three months ended March 31, 2008, the Company placed puts with Dutchess totaling $1,041 resulting in the issuance of 123,900 shares of common stock that reduced the same amount of accrued interest. No puts were placed with Dutchess during the quarters ended June 30, 2008 or September 30, 2008.

NOTE H - NOTES PAYABLE

Non Related Party Notes Payable

Notes payable at September 30, 2008 is as follows:

Unsecured demand note payable bearing interest at 2% per year; currently in default.	$9,538
Unsecured demand note payable to John Helms bearing interest at 4% per year; matures 3/31/09.	$63,370
Unsecured demand note payable to New Heart Ministries, bearing interest at 4% per year; currently in default.	$2,925
Unsecured demand note payable to Pacific Sports Investors LLC, bearing interest at 15% per year; currently in default.	$48,923
Secured demand note payable to Hector Peneda, bearing interest at 12% per year collateralized by 40,000 shares of common stock; currently in default.	$8,800
Secured demand note payable to Craig Hudson, bearing interest at 12% per year collateralized by 116,000 shares of common stock; currently in default.	$32,065
Unsecured demand note payable to Sheryl Gardner, former CFO, bearing interest at 4% per year; currently in default.	$47,225
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures May 1, 2008; currently in default.	$45,623
Secured promissory note to Dutchess Private Equities Fund, Ltd., bearing interest at 12% per year and collateralized by however many shares are needed to settle the debt; matures September 13, 2008.	$312,000

TOTAL	$570,469

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE H - NOTES PAYABLE (Continued)

Non Related Party Notes Payable (Continued)

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

As an incentive to enter into this note, the Company issued to Dutchess 800,000 shares of the Company's restricted common stock. During the year ended December 31, 2007, the Company issued 4,699,033 shares of common stock in repayment of $86,377 of the May 1, 2007 promissory note, which has a balance of $45,623 as of September 30, 2008.

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

During the three nine months ended March 31, 2008, the Company borrowed $55,915 from a single source for the purchase of goods for resale. The loan included a 4.5% fee, or $2,516 bringing the total amount due to $58,431. During the three month period ended June 30, 2008, the Company repaid the full amount due of $58,431.

During the three and nine months ended September 30, 2008, the Company recognized $4,315 and $13,664 respectively of interest expense related to notes payable. During the three and nine months ended September 30, 2007, the Company recognized $78,234 and $88,148 respectively of interest expense related to the notes payable. No interest was paid during the three and nine months ended September 30, 2008.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE H - NOTES PAYABLE (Continued)

Related Party Notes Payable

During the three month period ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, former CEO. The funds were used to purchase goods for resale and carried interest of 4.5% per purchase transaction. During the three month period ended June 30, 2008, the Company repaid $90,000 and interest of $4,050.

During the three and nine months ended September 30, 2008, the Company recognized $1,434 and $4,303, respectively, of interest expense related to the notes above. During the three and nine months ended September 30, 2007, the Company recognized $1,434 and $4,303, respectively, of interest expense related to the notes above. No interest was paid during the three or nine months ended September 30, 2008 or 2007.

Purchase Order Financing

During the nine months ended September 30, 2008, the Company borrowed $1,002,412 from a non related party for the purchase of inventory. The borrowings were secured by the inventory financed. The Company repaid all amounts due and incurred approximately $42,141 of interest expense.

Notes Payable (Long-term)

On September 5, 2008, the Company issued a non convertible Senior Note, face value $10,000, in exchange for professional services valued at $10,000. The note matures on October 1, 2010 with interest only payments required quarterly prior to maturity beginning on January 1, 2009. The note bears interest of eight percent (8%) per annum and compounds annually. The note is secured and collateralized by all the assets of the Company.

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

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

There was no stock activity for the three months ended June 30, 2008 or September 30, 2008.

NOTE J - WARRANTS

At September 30, 2008, the Company had 15,661,667 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Expiration Date	Fair Market Value

May 2006 Debenture	2,911,667	$0.150	5/15/11	-
August 2007 Debenture	5,750,000	$0.020	8/23/12	-
B	5,000,000	$0.001	5/23/012	1,500
B	2,000,000	$0.001	5/23/012	600

Total	15,661,667			$2,100

The fair market value of warrants is calculated using the Black-Scholes Option Pricing Model using the following inputs: spot price $0.0011, volatility .136, risk-free interest rate 3.83% and the respective duration and exercise price per warrant issue.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE J - WARRANTS (Continued)

During the nine months ended September 30, 2008, the Company canceled 500,000 warrants that had expired.

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

The Company noted that if all warrants (15,661,667) were exercised and added to the currently outstanding shares (90,446,790), the Company would have 106,108,457 shares outstanding, which is 6,108,457 shares in excess of the authorized shares of 100,000,000. Pursuant to EITF 00-19, this should result in a portion of the warrants being reclassified from permanent equity to liabilities. However, given that the total fair value of debenture warrants is only 0.2% of total assets and that the debenture warrants which total 8,661,667 and have no fair value, the Company has elected to maintain the classification of all warrants as permanent equity.

NOTE K - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is considering a range of options including liquidating its inventory in the ordinary course of business and ceasing its operations or developing a revised plan to manufacture and sell its products. Implementing a strategy to continue to manufacture and sell its products would encompass the following actions: 1) obtain funding from new investors to alleviate the Company's working capital deficiency; and 2) implement a plan to generate additional sales. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty (see also Note N - "Subsequent Events").

NOTE L - RELATED PARTY TRANSACTIONS

In January 2008, just prior to his departure as a board member, the Company made payments totaling $2,000 to Craig Washington for accounting services.

During the three month period ended March 31, 2008, the Company borrowed $90,000 from Phase 2 Sales, a corporation owned by Geno Apicella, former CEO. The funds were used to purchase goods for resale and carried interest of 4.5% per purchase transaction. During the three month period ended June 30, 2008, the Company repaid $90,000 and interest of $4,050.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE N - SUBSEQUENT EVENTS

On October 13, 2008, Execute Sports, Inc. (the "Company") entered into an Intercreditor and Standby Agreement (the "Intercreditor Agreement"), made effective as of September 4, 2008, that governs the relationship between the Company and its senior secured creditors as well as the interrelationship between senior secured creditors. Among other matters, the Intercreditor Agreement accomplishes the following:

  Identifies the Collateral that secures the Company's Senior Debt, which is all of the Company's assets.

  Defines secured Senior Debt and what constitutes Senior Loan Documents and requires that certain minimum documentation accompany any Senior Debt, including a signed Intercreditor Agreement.

  Requires the Company to receive the approval of the holders of a majority of the Company's Senior Debt in order to issue additional Senior Debt.

  Prioritizes the liens against the Collateral that the Company's Senior Debt has by making all Senior Debt, that is accompanied by the appropriate Senior Loan Documents, equal in rank with one another regardless of the date that a UCC Financing Statement has been filed.

  Governs the distribution of proceeds from any liquidation or foreclosure of the Collateral (Senior Lenders share pro rata in such proceeds).

  Permits the holders of a majority of the Senior Debt to compromise, exchange or restructure the Senior Debt and that such compromise, exchange or restructuring shall be binding upon all holders of Senior Debt.

  Prevents any Senior Lender from taking any collection action of any kind without the approval of the holders of a majority of the Senior Debt.

  Allows that any sale of the Company's assets, not made in the ordinary course of business (including the Collateral, or portions thereof), and the disposition of proceeds therefrom, if any, shall be deemed to have been done in accordance with the procedures outlined in the Intercreditor Agreement if such asset sale was approved by the holders of a majority of the Senior Debt.

The terms of the Intercreditor Agreement, to the extent that they conflict with any of the Senior Loan Documents, shall prevail.

On October 13, 2008 the Company entered into an Asset Purchase Agreement made effective October 9, 2008 whereby it sold its Sugar Sand boat molds and fiber glass work-in-process inventory along with the SUGAR SAND trade names and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain www.sugarsand.com, trades secrets and copyrights and their goodwill, and all designs, plans and customer and vendor lists related to Sugar Sand boats and the Bill of Materials for each Sugar Sand model, and one Sugar Sand 2008 Tango Extreme GT and trailer.

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE N - SUBSEQUENT EVENTS (Continued)

The Assets were acquired by Coosaw Capital Partners LLC, the owner of Bentley Marine Group, headquartered in Lexington, South Carolina ("Bentley"). Bentley is a manufacturer of marine products employing approximately 450 people. The purchase price for the Assets was $25,000 plus a Residual Fee equal to two percent (2%) of the gross sales of all models of Sugar Sand boats sold by Bentley in the period beginning on the Effective Date through until January 1, 2014 (the "Residual Fee Period"). Gross sales of Sugar Sand boats made during the Residual Fee Period shall be the total of the amount received for each Sugar Sand boat including equipment or optional equipment included with each boat sale (but not including the proceeds from the sale of any trailer included with a boat, if any), prior to any rebate or dealer promotion or allowance. The

Residual Fee shall be paid on a quarterly basis for all sales made in the period ending through the last day of the month immediately prior to the month that the Residual Fee is due. The Residual Fee shall be due on the fifteenth (15th) day of each January, April, July and October beginning on January 15, 2009 through January 15, 2014.

On October 23, 2008 the Company reached a settlement in the matter of Mikacich v. Execute Sports, Inc. The Mikacich matter concerned a claim for alleged unpaid services by Coburn Mikacich in the amount of $21,600 that was filed in the Superior Court of California, County of Sacramento (Case No. 07AS02941) on June 27, 2007 and was subsequently transferred to Los Angeles County, California. Pursuant to the terms of the settlement the Company made a one-time payment of $3,500 to Mikacich.

On October 29, 2008, the Company's Board of Directors concluded that the Company has no feasible alternative plan other than to discontinue its watersports operations and to allow the sale of its remaining watersports inventory in the ordinary course of business. As a result of this decision the Company anticipates that it shall be making its future quarterly and annual filings as a shell company as defined in Rule 12b-2 of the Exchange Act.

On November 10, 2008, the Company entered into a Letter Agreement (the "Agreement"), made effective as of November 7 2008, that appoints the Company as agent for Dutchess Private Equities Fund, Ltd.("Dutchess") for the purpose of helping facilitate the liquidation of the inventory of Challenger Powerboats, Inc and subsidiaries (collectively, "Challenger"). Challenger filed bankruptcy under chapter 7 of the Unites States Bankruptcy law in April of 2008 and Dutchess, as senior secured creditor of Challenger, has taken possession of the Challenger inventory, which was abandoned by the bankruptcy Trustee in the Challenger case.

In order to facilitate the liquidation of the Challenger inventory, certain documentation must be provided to any acquirer of such inventory, including the issuance of a Manufacturer's Statement of Origin ("MSO") or Certificate of Statement of Origin ("CSO") for any boat that is purchased (or owned) and the transfer of title for any boat trailer that is purchased. The Company shall issue such documentation, subject to the conditions contained in the Agreement, on behalf of Dutchess who has appointed the Company in its capacity as attorney-in-fact for Challenger (pursuant to a security agreement between Dutchess and Challenger, dated September 30, 2007).

<INDEX>

EXECUTE SPORTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE N - SUBSEQUENT EVENTS (Continued)

The Agreement also empowers the Company to transfer Sugar Sand boat trailer titles that were issued in the name of Challenger and acknowledges that all Sugar Sand inventory was also abandoned by the bankruptcy Trustee in the Challenger case and that the proceeds form any sale of Sugar Sand inventory shall be the property of the Company, subject to the first priority lien that Dutchess has against all of the Company's assets.

In exchange for entering into the Agreement and permitting Dutchess to keep the proceeds from the sale of two Sugar Sand powerboats totaling approximately $12,600, Dutchess agreed to (i) waive its right to repayment of that certain Convertible Debenture, and all interest accrued thereon, issued by the Company to Dutchess, original face value of $5.75 million, dated August 23, 2007, and (ii) forfeit its rights to any penalties or liquidated damages that have accrued through the Effective Date of the Agreement in connection with that certain convertible debenture issued by the Company to Dutchess, original face value of $1.9 million, dated May 15, 2006, provided however, that such forfeiture is subject to the Company having settled or resolved outstanding and/or threatened litigation existing as of the Effective Date of the Agreement to the satisfaction of Dutchess in its sole and absolute discretion.

On November 14, 2008 the Company reached a settlement made effective November 5, 2008 in the matter of Gardner v. Execute Sports, Inc. On December 12, 2007 the Company's former Chief Financial Officer, Sheryl Gardner ("Gardner"), brought a claim against the Company in the Superior Court of California, County of Los Angeles (Case No. BC382104) seeking payment on a note, unpaid vacation time, and alleging fraud in inducement to sign a subsequent note and for unpaid vacation time. Ms. Gardner sought $323,231.02 in damages. Pursuant to the terms of the settlement the Company paid Ms. Gardner $20,000 and issued her a senior secured note, face value $150,000, which is equal in rank with all other senior debt of the Company and is governed by the Intercreditor Agreement discussed above. The note accrues interest at the rate of six percent (6%) per annum until its maturity on November 3, 2018 at which time all principal and interest accrued thereon shall be due and payable. Additionally, the parties entered into a mutual general release of all claims, known or unknown. Gardner must now dismiss her lawsuit with prejudice promptly upon receiving the cash payment and the note.

<INDEX>

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this quarterly report on form 10-Q are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report on Form 10Q are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

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

<INDEX>

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

<INDEX>

Overview

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue

Net Sales for the three months ended September 30, 2008 and 2007 were $19,474 and $86,910, respectively, representing a $67,436, or 78% decrease. Net Sales for the nine months ended September 30, 2008 and 2007 were $3,595,452 and $1,438,429, respectively, representing a $2,157,023, or 150% increase. The three month year-over-year decrease is due primarily to a decrease in watersports sales which are cyclical and typically slow during the third quarter. In addition to the cyclical nature of the downturn a reduction in sales is also attributable to the Company's decreased selling efforts as it evaluated the future of continuing its watersports business. The nine month year-over-year increase is due primarily to the inclusion of Sugar Sand boat sales of $1,621,208 which were not part of the Company's product portfolio during the same period in the previous year. Going forward we will not have Sugar Sand boat sales as a result of Challenger's chapter 7 bankruptcy filing and the sale of our interest in Sugar Sand (see Financial Footnote E - "Intangible Assets" and Note N - "Subsequent Events").

Gross Margin

Gross margin for the three months ended June 30, 2008 and 2007 was $2,087 or 11% of revenue and $17,709, or 20% of revenue, respectively. Gross margin for the nine months ended September 30, 2008 and 2007 was $628,112 or 17% of revenue and $651,241, or 45% of revenue, respectively. The decrease in gross margin over the previous year was primarily due to Sugar Sand sales which had approximately a 5% gross margin compared to watersports whose gross margin is higher than Sugar Sand boats. The Company also experienced higher watersports cost of goods as a result of increased fuel and rubber costs compared to the prior year.

Operating Expenses

Selling, General and Administrative expenses for the three months ended September 30, 2008 and 2007 was $189,139 and $398,857, respectively, representing a $209,718 or 53% decrease. Selling, General and Administrative expenses for the nine months ended September 30, 2008 and 2007 was $926,346 and $1,132,014, respectively, representing a $205,668 or 18% decrease. The year-over-year decrease was due to primarily to a decrease in personnel and stock compensation offset by higher sales and marketing costs and depreciation and amortization costs compared to the same quarter in the prior year.

Other Income and Expenses

Other expense for the three months ended September 30, 2008 and 2007 was $193,511 and $680,588, respectively, representing a $487,077 or 72% decrease in expense. Other expense for the nine months ended September 30, 2008 and 2007 was $5,716,864 and $1,780,182, respectively, representing a $3,936,682 or 221% increase in expense. The nine month year-over-year increase is due primarily to the impairment of our Sugar Sand investment offset by lower amortization expenses related to our convertible debentures as a result of the May 2006 debenture related amortization ending in September 2007.

<INDEX>

Net Loss

Net loss for the three months ended September 30, 2008 and 2007 was $380,563 and $1,061,736, respectively, representing a $681,173 or 64% decrease in the net loss from continuing operations compared to the same period last year. Net loss from continuing operations for the nine months ended September 30, 2008 and 2007 was $6,015,098 and $2,260,955, respectively, representing a $3,754,143 or 166% increase in the net loss from compared to the same period last year. The increase in net loss is due primarily to the recognition of an impairment charge of $4,825,000 related to our Sugar Sand investment and higher costs for goods offset by lower amortization costs related to our convertible debentures and slightly lower overall operating costs.

Net loss for the nine months ended September 30, 2008 and 2007 was $6,015,098 and $2,054,264, respectively, representing a $3,960,834 or 193% increase in net loss compared to the same period last year. The net loss for the nine months ended September 30, 2007 includes a net gain of $206,691 recognized by the Company upon the disposition of the Academy brand.

Financial Condition

From inception to September 30, 2008, we incurred an accumulated deficit of $18,841,507, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of convertible debenture amortization, selling and operating expenses related to expensing of stock, support of our plans to expand sales and distribution channels, development of new products and higher than anticipated cost of sales relative to sales.

We have financed our operations since inception primarily through a combination of debt and equity financing. During the nine months ended September 30, 2008, we had a net decrease in cash of $177,816. Total cash resources as of September 30, 2008, were $221,439, compared with $399,255 at December 31, 2007. We currently do not have sufficient funds to continue for the next twelve months.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. The Company is currently focused on reducing overhead as much as possible as it decides its future long-term strategy in light of recent developments The Company is considering a range of options in view of its liquidity concerns which include liquidating its inventory in the ordinary course of business and ceasing its operations and to finance operatioins from cash on hand and the proceeds from the sale of any of its assets. (see Footnote N - "Subsequent Events") In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

<INDEX>

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is also our Chief Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive/Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) accumulated and communicated to our management, including our Chief Executive/Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<INDEX>

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

A former investor in the Company, Craig Hudson ("Hudson"), is attempting to collect on a former note with an alleged past due amount of approximately $32,000. Judgment was previously entered in the amount of approximately $50,000.  The outcome of any collection actions by Hudson is uncertain particularly in view of the lien that the Company's senior debt holders have against all of the Company's assets.

On June 27, 2007 the Company received notice of a claim for alleged unpaid services by Coburn Mikacich ("Mikacich") in the amount of $21,600. The Mikacich matter, filed in the Superior Court of California, County of Sacramento (Case No. 07AS02941) on June 27, 2007 is in the process of being transferred from Sacramento County to Los Angeles County, California. The parties are presently in the process of negotiating a settlement which will not have a material affect on the Company (see Footnote N - "Subsequent Events").

On December 12, 2007 the Company's former Chief Financial Officer, Sheryl Gardner ("Gardner"), brought a claim against the Company in the Superior Court of California, County of Los Angeles (Case No. BC382104) seeking payment on a note, unpaid vacation time, and alleging fraud in inducement to sign a subsequent note and for unpaid vacation time. Ms. Gardner is seeking $323,231.02 in damages. The parties will participate in a mediation and discovery has begun (see Footnote N - "Subsequent Events").

On September 17, 2007, Ta Hwa Manufacturer ("Ta Hwa"), a previous Chinese manufacturer of the Company's products, brought suit against the Company in the Superior Court of California, County of Los Angeles (Case No. YC055925) on September 17, 2007 alleging unpaid invoices in the amount of approximately $250,000. Discovery is almost complete and a mediation will be scheduled.  The Company is presently in settlement negotiations with Ta Hwa and believes that a settlement acceptable to the Company is likely to be reached.

On August 30, 2007, a former officer of the Company, Scott Swedener ("Swedener"), has brought a claim for indemnification for credit card charges and breach of contract. The suit was filed in the Superior Court of California, County of Orange (Case No. 07SL03977) on August 30, 2007. Swedener is seeking $24,000.00 damages.  Trial has begun and a status conference is scheduled.  The Company is presently in settlement negotiations with Swedener and believes that a settlement acceptable to the Company is likely to be reached.

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

<INDEX>

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

Item 3.  Defaults Upon Senior Securities

The Company is in default on the payment of interest on two senior secured debentures issued to Dutchess Private Equities Fund LP having a combined unpaid principal balance of $7,650,000 as of September 30, 2008. As of September 30, 2008 the combined amount of unpaid interest in arrears on the two debentures is $818,377 (see also Financial Footnote G). The debentures are secured by a lien on all of the Company's assets. At this time Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. However, there can be no assurance that Dutchess will not exercise its rights and remedies as senior secured creditor at a future date. Such remedies could include Dutchess taking action to foreclose on all of the Company's assets. Management is actively communicating with Dutchess in order to reach a mutually agreeable plan to repay and/or restructure the debentures and avoid the initiation of any drastic collection action being taken against the Company (see Footnote N - "Subsequent Events").

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification o Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

10.1*	Intercreditor Agreement dated as of September 4, 2008
10.2**	Asset Purchase Agreement between the Company and Coosaw Capital Partners dated as of October 9, 2008
10.3***	Letter Agreement between the Company and Dutchess Private Equities Fund, Ltd, dated as of November 7, 2008

*	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 16, 2008
**	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 16, 2008
***	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2008

<INDEX>

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXECUTE SPORTS, INC.

Dated: November 19, 2008	/s/ James R. Arabia
James R. Arabia
Chief Executive Officer and Chief Financial Officer

<INDEX>